Form 10-Q
period 1995-02-28
MET COIL SYSTEMS CORP
filed 1995-04-05
CIK 745469

                                           INDEX TO EXHIBITS

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   ---------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        FEBRUARY 28, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

                      Commission file number     0-14057


                          MET-COIL SYSTEMS CORPORATION
- --------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                    42-1027215
- ----------------------------------------------       ---------------------
(State or Other Jurisdiction of Incorporation)       (I.R.S. Employer No.)

 5486 SIXTH STREET SW,  CEDAR RAPIDS,  IOWA                  52404
- --------------------------------------------              ----------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code:    (319) 363-6566

                                 NOT APPLICABLE
- -------------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                    Report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes     X         No _______

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes ________     No ________


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 2,904,496

                          MET-COIL SYSTEMS CORPORATION

                                     INDEX


PART I.  FINANCIAL INFORMATION
                                                                                                  PAGE
                                                                                                  ----
  ITEM 1. FINANCIAL STATEMENTS

        Consolidated condensed balance sheets, February 28, 1995
        (unaudited) and May 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

        Unaudited consolidated condensed statements of operations,
        three months and nine ended February 28, 1995 and 1994    . . . . . . . . . . . . . . . . .  4

        Unaudited consolidated condensed statements of cash flows, nine months ended February 28, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . .  5

        Notes to financial statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS     . . . . . . . . . . . . . . . . . . . . . . . . .  9

PART II.  OTHER INFORMATION

  ITEM 2. CHANGES IN SECURITIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

  INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

      Exhibit 11  -  Computation of earnings (loss) per common
                         and common equivalent share  . . . . . . . . . . . . . . . . . . . . . .   13


PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MET-COIL SYSTEMS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except shares)                      February 28,      May 31,
                                                       1995           1994*
                                                   (Unaudited)
============================================================================
Current assets
 Cash                                                $    334      $  1,304
 Cash, restricted for debt repayment                      750           750
 Trade receivables, net                                 8,368         6,500
 Notes and other receivables                            1,055           764
 Inventories                                           13,884        10,986
 Prepaid expenses                                       2,394         1,477
- ---------------------------------------------------------------------------
 Total current assets                                  26,785        21,781

Property and equipment, net                             8,094         8,751
Cash, restricted for debt repayment                       313         1,209
Investments and other assets                            2,403         2,656
Intangibles, net                                        3,137         3,280
- ---------------------------------------------------------------------------
TOTAL ASSETS                                         $ 40,732      $ 37,677
===========================================================================

Current liabilities
 Notes payable to banks and current maturities of    $  6,930      $  7,014
 long-term debt
 Accounts payable and accrued expenses                  7,580         6,739
 Customer deposits                                      1,853         1,558
- ---------------------------------------------------------------------------
 Total current liabilities                             16,363        15,311

Long-term debt                                         15,848        16,802
Other                                                     840           673

Preferred stock, convertible and redeemable at $13      3,395         1,472

Stockholders' Equity:
Common stock, $.01 par value, authorized 10,000,000;       29            28
  1995 issued 2,904,496; 1994 issued 2,821,448
Additional paid-in capital                             15,827        15,472
Retained earnings (deficit)                           (11,465)      (11,800)
Foreign currency translation                               42            33
Cost of common stock reacquired for treasury, 38,077     (147)         (147)
shares
Employee Stock Ownership Plan debt guarantee               --          (167)
- ---------------------------------------------------------------------------
Net equity                                              4,286         3,419
- ---------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 40,732      $ 37,677
===========================================================================


* Condensed from audited financial statements

See notes to financial statements

MET-COIL SYSTEMS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)


                           Three Months Ended        Nine Months Ended
                                February 28,             February 28,
                              1995     1994           1995     1994
- ---------------------------------------------------------------------
Net revenues                 $10,863   $8,563        $31,370  $33,302

Cost of goods sold             7,873    6,340         22,424   25,450
Operating expenses             2,340    2,225          6,825    7,058
Interest expense, net            631      545          1,823    1,841
Other (income) expense, net       (2)      50            (90)     145
Loss on business sold            ---      454            ---      454
- ---------------------------------------------------------------------
Income (loss) before taxes        21   (1,051)           388   (1,646)
Income tax credits               ---      275            ---      275
- ---------------------------------------------------------------------
Net income (loss)             $   21   $ (776)       $   388  $(1,371)
=====================================================================


Earnings (loss) per common
  and common
  equivalent share:

   Primary                    $ 0.01   $(0.28)       $  0.14   $(0.51)
=====================================================================
   Assuming full dilution     $ 0.01   $  ---        $  0.11   $  ---
=====================================================================


Shares used in computing
  earnings (loss) per
  common and common
  equivalent share:

   Primary                     2,898    2,734          2,855    2,699
=====================================================================
   Assuming full dilution      3,683      ---          3,441      ---
=====================================================================


See notes to financial statements

MET-COIL SYSTEMS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)
(In thousands)

                                                                      Nine Months Ended
                                                                        February 28,
                                                                        1995      1994
=======================================================================================
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net income (loss)                                                    $  388     $(1,371)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
  Depreciation                                                        1,241       1,487
  Amortization                                                          330         258
  Accretion of discount on debt and preferred stock                     427         386
  Loss on sale of business                                              ---         454
  Equity in earnings of affiliate                                      (128)       (171)
- ---------------------------------------------------------------------------------------
                                                                      2,258       1,043

  Changes in assets and liabilities:
     Trade receivables                                               (1,868)        (26)
     Notes and other receivables                                       (478)       (343)
     Tax refund claim                                                   187         926
     Inventories                                                     (2,898)     (1,685)
     Accounts payable and accrued expenses                              841         504
     Customer deposits and progress billings                            295         395
     Prepaids and other                                                (917)        (67)
- ---------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities                (2,580)        747
- ---------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Proceeds from sale of investments and other assets                    ---       1,000
  Collection of notes                                                   187         ---
  Purchase of property and equipment, net                              (584)       (299)
  Other, net                                                            329          11
- ---------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities                   (68)        712
- ---------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Net borrowings (repayments) under revolving credit
    agreements                                                          410        (705)
  Repayments of long-term debt                                       (1,780)     (2,064)
  Use of restricted cash for debt repayment                             750         ---
  Reduction in Employee Stock Ownership Plan debt
   guarantee                                                            167         610
  Dividends on preferred stock                                          (53)        ---
  Issuance of common stock                                              356         331
  Issuance of preferred stock                                         1,828         ---
- ---------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                 1,678      (1,828)
- ---------------------------------------------------------------------------------------

CASH
  Decrease                                                             (970)       (369)
  Beginning balance                                                   1,304       2,039
- ---------------------------------------------------------------------------------------
  Ending balance                                                       $334      $1,670
=======================================================================================

See notes to financial statements

                          MET-COIL SYSTEMS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  PRESENTATION OF FINANCIAL INFORMATION

         The condensed unaudited consolidated financial statements have been prepared by the Company in accordance with the instructions for Securities and Exchange Commission's Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The condensed unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany items and transactions have been eliminated in the consolidation. In the preparation of the unaudited amounts, all adjustments (consisting solely of normal recurring adjustments) have been made which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. It is suggested that the condensed unaudited consolidated financial statements contained herein be read in conjunction with the statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1994.


NOTE 2.  INVENTORIES

         The composition of the inventories, using the FIFO method, which approximates replacement cost, is as follows:

                                                                   (in thousands)
                                                            February 28,     May 31,
                                                               1995            1994
                                                            ------------     ---------
                          Raw materials & parts .......        $ 9,358        $ 7,498
                          Work in process .............          4,409          3,419
                          Finished goods ..............            546            498
                                                               -------        -------
                                                               $14,313        $11,415
                          Reduction to LIFO basis .....            429            429
                                                               -------        -------
                                                               $13,884        $10,986
                                                               =======        =======

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3.  INVESTMENT IN AFFILIATE

         The Company is accounting for its investment in Met-Coil Ltd.
         (50% owned) by the equity method of accounting. Selected financial information of the investment in affiliate is as follows (in thousands):

                                                               Three Months Ended                Nine Months Ended
                                                                    February                        February 28
                                                              1995          1994                1995        1994
                                                          ------------------------           -----------------------
                 Net revenues . . . . . . . . . . .           $2,910         $2,809           $8,313      $ 8,842
                 Gross profit . . . . . . . . . . .              861            894            2,807        2,853
                 Operating income . . . . . . . . .            - - -            244              512          844
                 Net income   . . . . . . . . . . .            - - -            242              256          342
                                                             =======         ======           ======      =======
                 Income from equity
                   investments, included
                    in net revenues . . . . . . . .          $ - - -         $  121           $  128      $   171
                                                             =======         ======           ======      =======

NOTE 4.  DEBT

         For information concerning the Company's amended loan agreements and accompanying terms and restrictions see Note 4 to Financial Statements in the Company's Annual Report on Form 10-K for the year ended May 31, 1994 herein incorporated by reference thereto.

NOTE 5.  PREFERRED STOCK - REDEEMABLE CONVERTIBLE

         The Company has authorized 1,000,000 shares of $1 par value preferred stock. During the quarter ended February 28, 1995 the Company in a second offering issued 200,000 shares of preferred stock at $10 per share ($10 liquidation value per share). The companies preferred stock provides for cumulative annual dividends of 6% payable semiannually. The preferred stock is convertible into three shares of common stock at any time at the option of the holder. After December 31, 1998 either the Company or the holder may redeem the preferred stock at a redemption price of $13 per share, plus accumulated but unpaid dividends. The Company is increasing the carrying amount of its preferred stock, using the interest method, so that the carrying amount will equal the redemption amount of $4,706,000 at December 31, 1998.

NOTE 6.  LITIGATION SETTLEMENT

         For information concerning the 1992 litigation settlement see
         Note 11 to Financial Statements in the Company's Annual Report on Form 10-K for the year ended May 31, 1994 herein incorporated by reference thereto.

NOTE 7.  SALE OF ROPER WHITNEY

         On December 7, 1993, the Company sold the business operations of Roper Whitney Company ("Roper Whitney"), a wholly-owned subsidiary. As part of the proceeds, the Company received a note receivable, due over a period of five years, for $875,000. The Company recognized a loss of $454,000 during the quarter ended February 28, 1994 from the sale of Roper Whitney due primarily to termination benefits paid former employees and the liquidation of inventory.


NOTE 8.  SUPPLEMENTAL CASH FLOW DATA

         Cash paid for Interest ........           $   1,423          $   1,665
                                                   =========          =========


         Income tax refunds ............           $     187          $   1,201
                                                   =========          =========


                          MET-COIL SYSTEMS CORPORATION

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

               SECOND QUARTER AND SIX MONTH RESULTS OF OPERATIONS

         Revenues of $10.9 million for the third quarter of fiscal 1995 increased from $8.6 million in the third quarter of fiscal 1994. The increase was due to strong order backlog at all three locations which are experiencing favorable market conditions. The 1995 third quarter gross margin of 28% increased from a 1994 third quarter margin of 26%. The increased margin was attributable to the effect of increased volume and the return to traditional products at Rowe. Operating expense, interest expense and other income and expenses remained relatively consistent and totalled $3.0 million and $2.8 million for the third quarters ended February 28, 1995 and 1994, respectively. During the third quarter of fiscal 1994, the Company recognized a $454,000 loss on the disposal of Roper Whitney, previously a wholly-owned subsidiary, which was sold effective December 7, 1993. Reported net income for the third quarter of fiscal 1995 was $21,000 or $.01 income per share as compared to losses of $776,000 or $.28 loss per share for the third quarter of fiscal 1994.

         For the first 9 months of fiscal 1995 and 1994 respectively, reported revenues were $31.3 million and $33.3 million. The decrease of 6% was due to the exclusion of the Roper Whitney operations in fiscal 1995, on a comparable basis revenues from on-going operations increased 15%. The 1995 margin through the third quarter was 29% up from 24% in 1994 due to the sale of Roper Whitney and the aforementioned reasons. Operating expense, interest expense and other income and expenses decreased from the first nine months of the prior year and totalled $8.6 million and $9.0 million for fiscal 1995 and 1994, respectively. Nine month income of $388,000 or $.11 income per share on a fully diluted basis for fiscal 1995 compared favorably to nine month losses of $1,371,000 or $.51 loss per share for fiscal 1994.

                        LIQUIDITY AND CAPITAL RESOURCES

         Operating working capital of $10.4 million increased $2.2 million from the second quarter and was $4.0 million higher than the prior year end level. Backlog for on-going operations, was $16.1 million at February 28, 1995 -- an increase of 59% over February 28, 1994, excluding Roper Whitney.

         On March 31, 1995 the Company will pay the regularly scheduled semi-annual $0.60 per share dividend to holders of the Company's 6% preferred shares, which have been declared by the Company's Board of Directors. The Company continues to omit quarterly dividends to its common shareholders due to loan covenants which prohibit the payment of these dividends.

                          MET-COIL SYSTEMS CORPORATION

                          PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES     None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS --   See Index to Exhibits included elsewhere herein.

         (b)  FORM 8-K --   A report on Form 8-K was filed on March 10, 1995
                            regarding the conclusion of the preferred stock offering.

                                   SIGNATURES

         Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Date:  April  4 , 1995        Met-Coil Systems Corporation
                      ---
                                       Joseph H. Ceryanec
                                       Vice President Finance and
                                       Chief Financial Officer



                                        /s/  Joseph H. Ceryanec

                          MET-COIL SYSTEMS CORPORATION

                               INDEX TO EXHIBITS





                                                                           Page

EXHIBIT 11    Computation of Earnings (Loss) Per Common and
              Common Equivalent Share  . . . . . . . . . . . . . . . . . .  13