Form 10-K
period 1995-05-31
MET COIL SYSTEMS CORP
filed 1995-09-13
CIK 745469

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended MAY 31, 1995

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

   Commission file number 0-14057





                          MET-COIL SYSTEMS CORPORATION
      DELAWARE                                                   42-1027215
(STATE OF INCORPORATION)                                       (I.R.S. ID NO.)

                  5486 SIXTH STREET SW, CEDAR RAPIDS, IA 52404

Registrant's telephone number, including area code: 319/363-6566

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.           Yes ___X___    No _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                        Yes _________  No ____X____

The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates of the registrant on August 18, 1995 based upon the average of the closing bid and asked prices on that date as reported by the Wall Street Journal was $2,784,556.

Registrant had 2,942,004 shares of Common Stock, $.01 par value, outstanding as of August 18, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement to be filed with the Commission on or before September 8, 1995 are incorporated by reference into Part III hereof.

                           ANNUAL REPORT NOT INCLUDED

THE COMPANY'S 1995 ANNUAL REPORT TO STOCKHOLDERS, PORTIONS OF WHICH ARE INCORPORATED HEREIN, IS NOT INCLUDED WITH THIS 10-K BUT HAS BEEN SEPARATELY DISTRIBUTED, ACCOMPANIES THIS REPORT, OR IS AVAILABLE UPON REQUEST.

                                     PART I
ITEM 1.          BUSINESS
                                    GENERAL

      Met-Coil Systems Corporation ("Met-Coil"), a holding company, and its operating units (collectively referred to as the "Company") design, engineer, manufacture and market metal forming and fabricating machinery and computer-controlled fabrication systems which produce a wide variety of products from metal coils and sheets. The Company also manufactures and markets high-speed automated material handling and press line automation equipment and systems. Met-Coil's operating units include four wholly-owned subsidiaries--Iowa Precision Industries, Inc. ("Iowa Precision"), The Lockformer Company ("Lockformer"), Rowe Machinery and Automation, Inc. ("Rowe"), Met-Coil Systems-GmbHi.G. (Met-Coil Europe), Lockformer Europe and a joint venture--Met-Coil Ltd. ("MCL"). See "Description of Operations" below.

      The Company's sheet metal machinery and fabrication systems are designed to process metal coils and blanks in thicknesses up to one-half inch. Generally, the equipment operates in an automated, computer-controlled environment and includes high speed roll forming machinery and slitting, shearing and material handling equipment. Fabrication systems manufactured by the Company integrate various pieces of equipment which process coils and blanks into finished metal products.

      The Company's manufacturing systems and machinery are used to produce a broad range of products, including ductwork for heating, ventilation, and air-conditioning systems; metal cabinetry for home appliances; electronic components; metal furniture and shelving; and automobile parts. The Company markets its machinery and systems primarily through a worldwide distributor network.

      Met-Coil was organized under Delaware law in 1973 and its present operating units were acquired thereafter. Met-Coil's principal assets are the shares of stock of its subsidiaries and affiliates.

      In fiscal 1994 Met-Coil sold a majority of the assets and all of the operations of Roper Whitney Company ("Roper Whitney") which was previously a wholly owned subsidiary (as further discussed below).

      Although, the Company is currently emphasizing internal growth and plans to continue to do so in the foreseeable future, from time to time, it may consider acquisitions of product lines or companies, or investments in joint ventures with companies that have compatible product lines, that would complement the Company's existing capabilities to supply fabrication systems for sheet metal processing applications. However, the Company is not currently considering any such acquisitions or investments, and it is uncertain whether such considerations in the future will result in definitive agreements for, or the consummation of, any such acquisitions or investments. The Company cannot predict the impact that any such transactions might have on its stockholders.


                           DESCRIPTION OF OPERATIONS

Iowa Precision Industries, Inc.

      Iowa Precision manufactures integrated systems for producing slit, roll formed, punched, notched and sheared blanks from sheet metal coils. It is a major manufacturer of heating, ventilation, and air conditioning (HVAC) manufacturing machinery and automated systems. Iowa Precision's Adjustable Elbow Machine and it's Fabriduct system combine Lockformer's roll forming technology with Iowa Precision's equipment to provide unique systems for converting sheet metal into finished ductwork with improved sealing characteristics. In addition, Iowa Precision provides a variety of computer controlled fabrication systems. Iowa Precision is one of the few manufacturers of coil processing equipment which designs and produces its own microprocessor computer numerical controls.

The Lockformer Company

       Lockformer designs and manufactures roll forming and cutting machinery and systems utilized by HVAC contractors as well as other industries such as metal furniture, appliance, sign, and glass. Product developments include enhancements to microprocessor-controlled cutting systems using plasma arc torch heads for processing sheetmetal ("Vulcan) and other metals ("Precision
Cutting Machine" or "PCM") and a glass cutting machine ("Excalibur").   These
cutting machines offer lower cost alternatives for their respective markets. The machines have software packages that determine optimal patterns to be cut to form various materials to maximize yield. In addition, Lockformer markets its Transverse Duct Connector (TDC) System which connects air-conditioning ductwork and provides enhanced sealing. Lockformer also manufactures quick-change reprogrammable products, such as duplex machines with moveable heads, that fit into flexible fabrication systems.

Rowe Machinery & Automation, Inc.

       Rowe specializes in the development and manufacture of heavy duty metal coil processing systems. It produces a variety of high speed, automated heavy duty coil stock straightening and feeding systems, press feeding lines, cut-to-length sheeting lines, blanking lines and coil stock handling systems. Rowe's products are marketed to numerous industries with emphasis on appliance, automotive, metal furniture and steel service centers.

Met-Coil Europe

       Met-Coil and its subsidiaries have had a presence in Europe for over 30 years. In 1993, Lockformer Europe was formed in Denmark to sell, install and service Met-Coil products. During 1994 Met-Coil Europe was established in Germany to replace the Denmark operation.

Roper Whitney Company

       Roper Whitney manufactures a complementary line of standard products, including manually operated metal fabricating tools, punches, dies, and forming equipment, such as roll benders and bar folders, along with power squaring shears, power punch presses, notchers and bending brakes. In December, 1993 the Company sold the business operations of Roper Whitney and most of the assets and liabilities, excluding trade accounts receivable. The Company received $1,000,000 in cash at closing and a note receivable due over a period of five years for $875,000. In connection with the sale, the Company recognized a loss of $454,000 due primarily to termination benefits paid former employees and the liquidation of inventory.

Met-Coil Ltd.

       MCL was formed as a 50% owned joint venture in September 1986 with a Japanese capital goods manufacturer. MCL sells and services Met-Coil products in Japan and the Asia-Pacific markets. MCL receives commissions on its sales of Met-Coil products that are manufactured by the Company's operating units. MCL also manufactures a group of Company products in Japan for the Japanese and Asia-Pacific markets. The Company receives royalty payments on these products.

                       MARKETING, CUSTOMERS AND SUPPLIERS

      The Company markets its machinery and fabrication systems primarily through a worldwide distributor network. Each of the Company's operating units has management personnel responsible for sales and marketing for their respective organizations. The Company also has an international department that is responsible for the coordination of overseas sales and for maintaining and developing the Company's international distributor network. For information concerning the Company's export sales, see Notes to Consolidated Financial Statements included in Part IV, Item 14 of this 10-K.

      Iowa Precision, Lockformer, and Rowe rely primarily on independent distributors for their domestic and international sales. Iowa Precision, Lockformer, and Rowe have approximately 38, 28, and 24 domestic distributors and 31, 28, and 4 international distributors, respectively. Many of these distributors represent more than one of the Company's subsidiaries.

      The Company's employees provide installation, training and full service for its machinery and systems. The Company warrants its products for periods of up to two years. The Company services the computer components of the machinery and systems that it designs and manufactures.

      The Company's customers consist primarily of fabricators of heating, ventilation and air conditioning (HVAC) ductwork; metal service centers, which serve as intermediate processors of coils between the mill and the final manufacturer; as well as a wide range of manufacturers of sheet metal products in the appliance, metal furniture, automotive, electronics, electrical, and other industries.

      A majority of the Company's revenues are currently generated from domestic sources, such sales representing 83%, 84% and 81% of consolidated revenues during fiscal years 1995, 1994, and 1993, respectively. Several of the Company's principal product lines (including its TDC, Vulcan systems, tools, bending and punching machinery) are used for the production of heating, ventilation and air-conditioning (HVAC) ductwork for industrial, commercial and residential buildings and therefore are subject to economic conditions affecting the construction industry. Domestic sales of these product lines represented approximately 44%, 53% and 48% of the Company's sales during fiscal 1995, 1994 and 1993, respectively. No customer represented in excess of 10% of consolidated revenues during fiscal year 1995.

      The Company's principal raw materials are steel and electronic components, which it can obtain from a variety of sources. The Company has not experienced, and does not anticipate, any significant difficulties in obtaining adequate supplies of raw materials.

                              PRODUCT DEVELOPMENT

      The Company's policy is to develop and produce only those products for which the Company believes it is positioned to obtain and hold a substantial market share. The Company's product development, which results from individual subsidiary effort or from the combined effort of its subsidiaries, involves: a) creation of new products; b) improvements to existing products; and c) design of specific products or modifications of existing products at the request of a customer. Such products or modifications are frequently incorporated into the Company's standard equipment. During fiscal years 1995, 1994 and 1993, the Company spent approximately $1,362,000, $1,823,000, and $2,714,000, respectively, in the aggregate for the three categories described above.

                        PATENTS, TRADEMARKS AND LICENSES

      The Company holds a variety of patents and trademarks relating to the designs, uses and names of its products and to the names of its subsidiaries. It is the Company's policy to obtain patent protection for as many of its new and developmental products as possible and to enforce all such patent rights. The Company does not believe, however, that the loss of any of these patents or trademarks would have a material adverse effect on the Company's overall competitive position. As a result of the settlement agreement with Construction Technology, Inc. (CTI), the Company purchased from CTI a license to manufacture and sell the Vulcan for $2.5 million (see Notes to Consolidated Financial Statements included in Part IV, Item 14 of this 10-K).

                                   BACKLOG

      The Company's backlog of orders at July 31, 1995 was approximately $19.7 million, compared to approximately $14 million at July 31, 1994. The change is attributable to strong backlogs for both Iowa Precision and Lockformer.

      All orders for machinery and systems not shipped at the end of each period are included in backlog. The Company estimates that all of the present backlog will be shipped within the balance of the current fiscal year ending May 31, 1996. (See Management Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 7 of this 10-K.)

                                  COMPETITION

      The Company's markets are competitive, with the principal competitive factors being product quality, customer service and price. The Company competes with a number of manufacturers which produce equipment similar to some of the Company's products or product lines. Moreover, the Company's policy is to produce and market only those products for which the Company believes it is positioned to hold a substantial market share. While the Company's products are generally in the higher range of quality and price, it believes that it is a significant competitive force in most of the market segments of its principal product lines. To date, the Company has not been subject to significant foreign competition in its domestic markets.

      The Company believes that the Iowa Precision, Lockformer, and Rowe names are well known in the sheet metal processing and fabricating industry and that the reputation of the Company for quality products and service provides the Company with a significant competitive advantage. In addition, the Company's ability to design systems that perform most, if not all, of the sheet metal processing and fabricating functions for a given application and the Company's ability to design, build and service most of the computer needs of the Company's systems provide the Company with additional advantages over its competition.

                                   EMPLOYEES

      At May 31, 1995, the Company employed approximately 354 persons, of whom approximately 204 were production employees, 36 were engineering personnel, 19 were sales personnel and the remainder were management and clerical employees. There are currently two collective bargaining agreements covering the production employees at the Lockformer and Iowa Precision plants (totalling approximately 119 employees). These agreements will expire in January 1998 and May 1998, respectively. The Company believes its relations with its employees are satisfactory.

                         EXECUTIVE OFFICERS OF MET-COIL

Name                            Age                    Position with the Company and five-year background (1)
----                            ----                   --------------------------------------------------
Raymond H. Blakeman              71          Chairman of the Board of Met-Coil since July 1986 and Chief Executive Officer of
                                             Met-Coil from July 1986 to December 1988, from June 1990 to May 31, 1994 and from May
                                             1, 1995 to present.  From November 1989 to October 1991, Chairman of the Board and
                                             Chief Executive Officer of ABW, Inc., which was formed for the specific purpose of investing in the machine tool and other related capital goods industries.

Harold G. Spriggs                58          Vice Chairman of the Board of Met-Coil since August 1990 and President of Met-Coil
                                             Automation since May 1990.  President of Rowe Machinery and Automation, Inc., a
                                             subsidiary of Met-Coil, since 1986.

K. John Del Vecchio              56          Vice President of Met-Coil since May 1994, President of Lockformer since January 1993.
                                             Prior thereto independent consultant from 1988 to 1992.

James D. Heitt                   55          Vice President of Met-Coil since August 1990. President of Iowa Precision since July
                                             1986.

John J. Toben                    45          Vice President International of Met-Coil since February 1992.  International
                                             Marketing Manager June 1988 to February 1992.

Joseph H. Ceryanec               34          Vice President Finance and Chief Financial Officer of Met-Coil since May 31, 1994.
                                             Vice President from December 1993 to May 1994.  Senior Manager of Ernst & Young, a
                                             public accounting firm, from October 1992 to December 1993, and Manager with
                                             Ernst & Young from October 1989 to October 1992.

Jack A. Rosa                     36          Executive Vice President of Met-Coil since November 1994.  From 1991 to 1994
                                             President, EPM Corp., a manufacturer of coil winding equipment and automated systems.
                                             Prior thereto Director of Marketing for Murata Wiedmann, a manufacturer of sheet metal fabricating equipment and automated systems.

_______________________________________
(1) Officers of the Company are elected annually by the Board of Directors and hold office until their successors are elected.

ITEM 2.      PROPERTIES

         The Company maintains facilities with an aggregate of approximately 362,145 square feet of space for its corporate and subsidiary operations. The Company considers all of its facilities to be in good operating condition and adequate for its current needs.

         The following table summarizes the principal corporate and subsidiary facilities of the Company, both owned and leased:

                                                                        Approx. Area     Owned/
             Location               Primary Function                    in square feet   Leased         Expiration
             --------               ----------------                    --------------   ------         ----------
             Lisle, Illinois        Lockformer manufacturing,                 85,000     Owned             --
                                    warehousing and offices

             Cedar Rapids, Iowa     Iowa Precision manufacturing,             74,000     Owned (1)         --
                                    warehousing and offices

             Cedar Rapids, Iowa     Iowa Precision manufacturing               5,000     Leased (2)        --

             Gaylord, Michigan      Leased to third party                     51,000     Owned (3)         --

             Dallas, Texas          Rowe manufacturing, warehousing           72,000     Owned             --
                                    and offices

             Rockford, Illinois     Roper Whitney manufacturing,             126,000     Leased (4)     4/1/98
                                    warehousing and offices

___________________

(1) Being acquired pursuant to a real estate purchase contract. See Notes to Consolidated Financial Statements included in Part IV, Item 14 of this 10-K.

(2) Leased on a month-to-month basis. Ninety (90) day notice of intent to vacate premises required.

(3) Financed by an Economic Development Limited Obligation Revenue Bond. Currently being leased to Mark One Acquisition Corporation which acquired the operations of Mark One Corporation from the Company in 1990. See Notes to Consolidated Financial Statements included in Part IV, Item 14 of this 10-K.

(4) In connection with the sale of Roper Whitney, the Company entered into a sublease with the buyer which generally reflects the rents and terms of the original building lease.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to various legal actions, governmental investigations, and proceedings relating to various matters incidental to its business including product liability claims. The Company intends to vigorously defend these matters. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with the Company's counsel and insurers, any liability which may ultimately be incurred, is not expected to materially affect the consolidated financial position of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year 1995.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Met-Coil's common stock is quoted on the NASDAQ National Market System. The range of high and low bid prices for the common stock, as reported by the Dow Jones Historical Stock Quote Reporter Service are shown below. Prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                                BID PRICES
                                                            HIGH              LOW
                                                            ----              ---
                          FISCAL 1995
                          Fourth Quarter ..........        $  3.37           $ 2.12
                          Third Quarter  ..........           3.50             2.87
                          Second Quarter ..........           3.50             2.87
                          First Quarter  ..........           3.25             2.25

                          FISCAL 1994
                          Fourth Quarter ..........       $   2.75          $  2.37
                          Third Quarter  ..........           2.75             2.00
                          Second Quarter ..........           3.50             2.75
                          First Quarter  ..........           4.12             3.00



      As of August 18, 1995, there were approximately 1,500 stockholders of record of Met-Coil common stock, par value $.01 per share, excluding approximately 325 employees with vested rights in the Company's ESOP (some of whom otherwise hold shares in the Company).

      See Notes to the Consolidated Financial Statements included in Part IV,
Item 14 of this 10-K and Management Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this 10-K for discussions regarding dividend restrictions.

ITEM 6.    SELECTED FINANCIAL DATA

      See "Financial Statements and Financial Statement Schedules" included in
Part IV, Item 14 hereof and herein incorporated by reference thereto.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

      See "Financial Statements and Financial Statement Schedules" included in
Part IV, Item 14 hereof and herein incorporated by reference thereto.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See "Financial Statements and Financial Statement Schedules" included in
Part IV, Item 14 hereof and herein incorporated by reference thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      (a)  Changes:
           None
      (b)  Disagreements:
           None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item as to executive officers of Met-Coil is contained in Part I, Item 1 hereof under the caption "Executive Officers of Met-Coil." The information required by this item as to directors is included under the caption "Election of Directors" in Met-Coil's definitive proxy statement for its 1995 Annual Meeting, and is incorporated herein by reference thereto.

ITEM 11.   EXECUTIVE COMPENSATION

      The information required by this item is included under the captions "Report on Executive Compensation" and "Compensation" in Met-Coil's definitive proxy statement for its 1995 Annual Meeting, and is incorporated herein by reference thereto.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is included under the caption "Security Ownership" in Met-Coil's definitive proxy statement for its 1995 Annual Meeting, and is incorporated herein by reference thereto.

ITEM 13.   CERTAIN RELATIONS AND RELATED TRANSACTIONS

      The information required by this item is included under the captions "Compensation" and "Employment Agreements" in Met-Coil's definitive proxy statement for its 1995 Annual Meeting, and is incorporated herein by reference thereto.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

      (a)          Financial Statements and Financial Statement Schedules:
           (1)&(2) See the Index to Financial Statements included elsewhere herein for a list of financial statements and financial statement schedules included or incorporated herein by reference.

           (3)     List of Exhibits required by Item 601 of Regulation S-K:
                   See Index to Exhibits included elsewhere herein.

      (b)          Reports on Form 8-K:
           (1) Filing on March 10, 1995 regarding private placement of convertible preferred stock.

      (c)          Exhibits required by Item 601 of Regulation S-K:
                   See Index to Exhibits included elsewhere herein.

      (d) Financial Statement Schedules: See the Index to Financial Statements included elsewhere herein for a list of financial statements and financial statement schedules included or incorporated herein by reference.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MET-COIL SYSTEMS CORPORATION



                          By:  /s/Joseph H. Ceryanec
                               ----------------------------
                               Joseph H. Ceryanec
                               Vice President Finance
                                and Chief Financial Officer

Date:    September 13, 1995

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                              TITLE                                               DATE
---------                              -----                                               ----
Raymond H. Blakeman/s/          Director, Chairman of the                              September 13, 1995
----------------------           Board, and Chief Executive Officer
Raymond H. Blakeman


Harold G. Spriggs/s/            Director, Vice Chairman of the                         September 13, 1995
----------------------           Board and Vice President
Harold G. Spriggs


Joseph H. Ceryanec/s/           Vice President, Chief Financial Officer                September 13, 1995
----------------------
Joseph H. Ceryanec



Frank W. Jones/s/               Director                                               September 13, 1995
----------------------
Frank W. Jones



E. Keith Moore/s/               Director                                               September 13, 1995
----------------------
E. Keith Moore



John F. Logan/s/                Director                                               September 13, 1995
----------------------
John F. Logan



Gary M. Neal/s/                 Director                                               September 13, 1995
----------------------
Gary M. Neal



Roy J. Carver Jr./s/            Director                                               September 13, 1995
----------------------
Roy J. Carver Jr.

                         INDEX TO FINANCIAL STATEMENTS
                         PART IV, ITEM 14 - (continued)


Financial Statements

                                                                                                     Page No.
                                                                                                     --------
     Five Year Summary   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-1

     Management's Discussion and Analysis of Financial Condition and
     Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

     Report of Independent Auditors    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5

     Consolidated Balance Sheets, May 31, 1995 and 1994    . . . . . . . . . . . . . . . . . . . . .  F-6

     Consolidated Statements of Operations, Three Years Ended May 31, 1995   . . . . . . . . . . . .  F-7

     Consolidated Statements of Stockholders' Equity, Three Years Ended May 31, 1995   . . . . . . .  F-8

     Consolidated Statements of Cash Flows, Three Years Ended May 31, 1995   . . . . . . . . . . . .  F-9

     Notes to Consolidated Financial Statements    . . . . . . . . . . . . . . . . . . . . . . . . . F-10



Financial Statement Schedule


     Report of Independent Auditors    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-21

     Schedule VIII -      Valuation and Qualifying Accounts and Reserves   . . . . . . . . . . . . . F-22


        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        Individual financial statements for equity method investees have been omitted because they are not significant subsidiaries.

FIVE YEAR SUMMARY
(In thousands, except per share data)

--------------------------------------------------------------------------------------------------------------------------
Years Ended May 31,                              1995             1994             1993             1992             1991
                                                            (Restated)
--------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
   Net revenues                             $  43,775        $  42,594(b)     $  48,026       $   48,490       $   48,534
   Cost of goods sold (g)                      34,316           33,832           40,406           41,240           37,754
   Selling, general, and
    administrative expenses                     9,495            9,382            9,311           11,821           14,129
   Interest expense, net                        2,690            2,435            2,595            2,219            1,890
   Other non-operating expense, net               336              672(b)           850(c)         4,796(d)            51
--------------------------------------------------------------------------------------------------------------------------
   Loss before taxes and effect of
     accounting change                         (3,062)          (3,727)          (5,136)         (11,586)          (5,290)
   Income tax credits                           - - -             (565)          (1,350)          (3,351)          (1,609)
--------------------------------------------------------------------------------------------------------------------------
   Loss before effect
    of accounting change                       (3,062)          (3,162)          (3,786)          (8,235)          (3,681)
   Effect of accounting change                 - - -            - - -              (262)(e)          579(f)        - - -
--------------------------------------------------------------------------------------------------------------------------
   Net loss                                 $  (3,062)       $  (3,162)       $  (4,048)      $   (7,656)      $   (3,681)
==========================================================================================================================
   Loss per share before
    effect of accounting change             $   (1.12)       $   (1.16)       $   (1.41)      $    (3.28)      $    (1.50)
   Effect of accounting change                  - - -            - - -            (0.10)            0.23            - - -
--------------------------------------------------------------------------------------------------------------------------
   Net loss per share                       $   (1.12)       $   (1.16)       $   (1.51)      $    (3.05)      $    (1.50)
==========================================================================================================================
   Weighted average common shares               2,871            2,719            2,688            2,514            2,456
==========================================================================================================================
FINANCIAL DATA:
   Working capital (deficiency)             $  (5,270)(a)    $   5,892        $   8,090       $    8,141       $   14,687
   Property and equipment, net                  7,953            8,751           11,056           12,982           12,301
   Total assets                                38,735           37,099(b)        41,019           48,673           46,187
==========================================================================================================================
   Debt:
    Debt Outstanding                        $  22,283        $  23,816        $  26,266       $   28,024       $   22,638
    Less: Cash restricted for
      debt repayment                             (986)          (1,959)           - - -            - - -           - - -
--------------------------------------------------------------------------------------------------------------------------
    Net debt outstanding                       21,297           21,857           26,266           28,024           22,638
   Stockholders' equity                           396            2,841            4,887            8,212           15,506
==========================================================================================================================
SHARE DATA:
   Dividend per common share                $   - - -        $   - - -        $   - - -       $    - - -       $     0.03
   Book value per common share                    .14             1.02             1.85             3.11             6.29
==========================================================================================================================


See Notes to Financial Statements

         (a) Note 5     -  Debt
         (b) Note 4     -  Sale of Roper Whitney
         (c) Note 4     -  Affiliates
         (d) Note 12    -  Settlement Agreement
         (e) Note 8     -  Postretirement Benefits
         (f) Note 6     -  Income Taxes
         (g) Note 2     -  Prior Period Adjustment

MANAGEMENT'S DISCUSSION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in connection with the Consolidated Financial Statements and Notes thereto, to which references are made elsewhere herein - especially as to Note 2 (prior period restatement) and Note 5 (debt).

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, the percentages which certain items bear to net revenues:

                          Percentage of Net Revenues

                                                                      1995                  1994               1993
                                                                                          Restated
--------------------------------------------------------------------------------------------------------------------
Net Revenues                                                           100%                  100%               100%

Cost of goods sold                                                      78                    79                 84
Operating expenses                                                      22                    22                 19
Interest expense, net                                                    6                     6                  6
Other expense items, net                                                 1                     2                  2
--------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                (7)                   (9)               (11)
Income tax credits                                                      --                     1                  3
--------------------------------------------------------------------------------------------------------------------
Net Loss                                                                (7)                   (8)                (8)
--------------------------------------------------------------------------------------------------------------------



   The results reflected above have been restated for 1994 due to a misstatement of inventory at Lockformer at May 31, 1994 as a result of improperly relieving inventory for the cost of items shipped to customers. See "Restatement" below.

Fiscal 1995 Compared to Fiscal 1994

   Revenues of $43.8 million increased slightly from $42.6 million in 1994. During fiscal year 1994 the consolidated revenues included almost $6 million of revenue from Roper Whitney which was sold in December, 1993. Therefore, revenues on a comparable basis increased $7.2 million or 20% and reflected a continued strong sales market. All three domestic subsidiaries had increased revenues with Rowe increasing almost $5 million. International revenues were $7.2 million and consistent with fiscal 1994.

   Fiscal 1995 cost of goods sold as a percentage of revenues were generally consistent with fiscal 1994 with improvements at Rowe offset by decreased margins at Lockformer. The restatement of 1994 caused a 1% increase in the cost of goods sold percentage. Operating expenses also were consistent among the two years.

   Interest expense increased from $2.4 million in fiscal 1994 to $2.7 million in fiscal 1995 due to the accretion of interest on preferred stock.

   The 1995 pretax loss was primarily attributable to Lockformer and was not reduced by tax credits as all tax loss carrybacks had been previously utilized and deferred tax assets have been fully reserved.

Fiscal 1994 Compared to Fiscal 1993

   Revenues of $42.6 million were down approximately $5.5 million from fiscal 1993 due entirely to the sale of Roper Whitney in December, 1993 (see Note 4). Roper Whitney had revenues of $5.6 million for the period from December 1992 to May 1993. International sales of $7.3 million, or 17% of total sales, were lower than the prior year due primarily to depressed foreign markets.

   The decrease in cost of sales was due primarily to the sale of Roper Whitney's lower margin business. While operating expenses remained constant with the prior year, the percentage of sales increased due to certain costs being fixed, even with the sale of Roper Whitney, and an increase in promotional expenditures.

   Interest expense remained relatively constant with a slight decrease due to the disposal of certain debt held by Roper Whitney and the continued paydown of long-term debt. A net loss of $454,000 on the sale of Roper Whitney was recognized due primarily to termination benefits paid former employees and the liquidation of inventory.

   A pretax loss of $3.7 million, due to losses at Rowe, Lockformer and Roper Whitney, was reduced by income tax credits of $565,000 which represent income tax refunds recorded in fiscal 1994, with $176,000 received in fiscal 1995.

Restatement

   As noted in the financial statements (see Notes 2 and 15) the financial results for fiscal 1994 and the first three quarters of the fiscal 1995 have been restated to reflect adjustments related to the May 31, 1994, inventory balance at the Lockformer facility. These adjustments were discovered during Lockformer's 1995 year-end inventory count. The balance of the inventory was inaccurate due to the undercosting of sales which had taken place during fiscal years 1995 and 1994.

   The primary factor for the misstatement was the installation of a new inventory accounting system in January 1994 which resulted in incorrect data being captured on costs related to the manufacture of products being sold. The situation was further compounded by a new pricing formula for large distributors.

   As a result of this situation the inventory accounting system at Lockformer is being replaced with a system currently utilized by the other two US facilities. Additionally, the accounting and management information personnel at all three domestic subsidiaries are now reporting directly to the corporate office.

LIQUIDITY AND CAPITAL RESOURCES

Financial Review

   The Company's total assets were $38.7 million at the end of fiscal 1995, reflecting a $1.6 million or 4% increase during fiscal 1995. The increase was due primarily to accounts receivable growth resulting from strong fourth quarter revenues as well as inventory growth relative to strong order backlog. Total debt outstanding decreased $1.5 million during Fiscal 1995, with $750,000 of this decrease related to a corresponding decrease in cash restricted for debt repayment, which represents escrowed funds held by the lenders. Additionally, $223,000 of these escrowed funds were released by a lender and utilized by the Company to purchase plant machinery. Working capital is ($5.3) million at May 31, 1995 due to the classification of $12 million of senior notes as current (see "Cash Flows and Commitments" below) that would have been reflected as long-term had the Company met loan covenants. Current assets increased $3.8 million due to the aforementioned receivable and inventory growth and current liabilities, in addition to the classification of the senior notes as current, increased $3.0 million primarily related to accounts payable and customer deposit increases.

   Backlog was $14.4 million at May 31, 1995 compared to $13.7 million at May 31, 1994. International backlog grew to $3.7 million at May 31, 1995 up from $2.3 million at May 31, 1994 which reflects rebounding international markets.

Cash Flows and Commitments

   As a result of the net loss for the year, the Company was in violation of various covenants of the $4 million revolving credit agreements and the $12.75 million senior notes at May 31, 1995. Noncompliance with a loan covenant permits the lenders to declare the Company in default of its loan agreement and demand the repayment of the loans in full. While the Company is in active discussions with the lenders, covenant violation waivers have not been obtained and therefore the senior notes have been classified as current liabilities in the accompanying financial statements. Additionally, the revolving credit agreements expire on September 30, 1995 and while the Company has requested extensions, there is no assurance that the lenders will extend the credit agreements. The Company is also engaged in discussions with new working capital and long-term lenders but does not have formal commitments in place.

   Assuming the current revolving credit agreements are either extended or replaced, cash flows from on hand balances (including cash restricted for debt repayment) and from operations are expected to meet the Company's operating and debt service requirements. In the event the revolving credit agreements are not extended or replaced the Company would need to raise additional capital in order to continue to meet operating and debt service requirements. There are no assurances that the Company would be able to raise additional capital. If the Company is unable to extend or replace the revolving credit agreement or raise additional capital the Company would not be able to continue as a going concern without effecting a reorganization or restructuring.

   During 1995 the Company issued $2.0 million convertible redeemable preferred stock under terms identical to the 1994 $1.6 million issuance. The proceeds of the offering were used to fund the expanded European operations, the development of a new product introduced in 1995 and for working capital purposes. Dividends of 6% were paid on the preferred stock during 1995 and are expected to continue during 1996. The Company continues to omit quarterly common stock dividends due to loan covenants, which prohibit the payment of common stock dividends. It is uncertain when, and if, the Company will pay common stock dividends in the future.

   As of May 31, 1995 the Company had no commitments for, or need of, significant capital expenditures.

MARKETS AND TRENDS

   The Company is engaged in highly competitive markets with a significant portion of its business related to the domestic HVAC and construction industries. In the early 1990's these industries were depressed, however, lower interest rates and other factors along with the generally improving U.S. economy have resulted in continually improved activity during fiscal 1995. It is expected that this trend will continue.

   In addition, the Company continues to expand its market and geographic diversity, thereby reducing dependencies and enhancing it scope of business opportunities.

   Management believes that the relatively moderate inflation of the past several years has not had a material effect on the Company's business, and if this relatively moderate rate continues it is not expected to have a material effect on operations.

CONTINGENCIES AND OTHER MATTERS

   The Company is engaged in various legal and other proceedings incident to its business (see Note 12).

   In fiscal 1992 the Company adopted FAS109 Income Taxes (see Note 6) and in fiscal 1993 adopted FAS106 Postretirement Benefits (see Note 8).

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Met-Coil Systems Corporation
Cedar Rapids, Iowa

We have audited the consolidated balance sheets of Met-Coil Systems Corporation and Subsidiaries as of May 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Met-Coil Systems Corporation and Subsidiaries at May 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1995, in conformity with generally accepted accounting principles.

As more fully described in Note 5, the Company's recurring operating losses, working capital deficiency and debt covenant violations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The 1995 financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                          ERNST & YOUNG LLP


Des Moines, Iowa
July 31, 1995

CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

----------------------------------------------------------------------------------------------------------------------------
May 31,                                                                                   1995                         1994
                                                                                                                 (Restated)
----------------------------------------------------------------------------------------------------------------------------
Current Assets
   Cash                                                                                   159                    $    1,304
   Cash, restricted for debt repayment (Note 5)                                           750                           750
   Trade receivables, net  (Note 3)                                                     8,436                         6,500
   Notes and other receivables                                                            968                           588
   Income tax refund claim (Note 6)                                                    - - -                            176
   Inventories (Note 3)                                                                13,265                        10,408
   Prepaid expenses                                                                     1,413                         1,477
----------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                   24,991                        21,203

Property and equipment (Note 5):
   Land                                                                                 1,983                         1,983
   Buildings                                                                            6,605                         6,579
   Machinery and equipment                                                             11,344                        10,839
   Furniture and equipment                                                              3,152                         2,921
----------------------------------------------------------------------------------------------------------------------------
                                                                                       23,084                        22,322
   Less accumulated depreciation                                                       15,131                        13,571
----------------------------------------------------------------------------------------------------------------------------
   Net                                                                                  7,953                         8,751

Cash, restricted for debt repayment (Note 5)                                              236                         1,209
Investments and other assets  (Note 4)                                                  2,471                         2,656
License fee (Note 3)                                                                    1,731                         1,962
Intangibles, net (Note 3)                                                               1,353                         1,318
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                          $38,735                       $37,099
============================================================================================================================
Current liabilities
   Notes payable (Note 5)                                                             $ 3,571                       $ 3,590
   Current maturities of long-term debt (Note 5)                                       14,874                         3,424
   Accounts payable                                                                     7,063                         3,873
   Accrued liabilities                                                                  2,386                         2,866
   Customer deposits and progress billings                                              2,367                         1,558
----------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                           30,261                        15,311

Long-term debt (Note 5)                                                                 3,838                        16,802
Deferred income tax credits, net (Note 6)                                                 440                           440
Other (Note 8)                                                                            343                           233
Commitments and contingencies (Notes 12 and 13)
Preferred stock, convertible and redeemable at $13 (Note 10)                            3,457                         1,472
Stockholders' Equity  (Notes 5 and 9):
   Common stock, $.01 par value, authorized 10,000,000,
      1995 issued 2,932,573; 1994 issued 2,821,448                                         29                            28
   Additional paid-in capital                                                          15,809                        15,472
   Retained earnings deficit (Note  4)                                                (15,570)                      (12,378)
   Foreign currency translation adjustment                                                257                            33
   Cost of common stock reacquired for treasury                                          (129)                         (147)
   Employee Stock Ownership Plan debt guarantee  (Note 5)                              - - -                           (167)
----------------------------------------------------------------------------------------------------------------------------
Net equity                                                                                396                         2,841
----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $38,735                       $37,099
============================================================================================================================

See Notes to Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

-------------------------------------------------------------------------------------------------------------------------
Years Ended May 31,                                                 1995                    1994                    1993
                                                                                      (Restated)
-------------------------------------------------------------------------------------------------------------------------
Net sales (Notes 4 & 11)                                       $  43,693               $  42,423               $  48,013
Equity in affiliates (Note 4)                                         82                     171                      13
-------------------------------------------------------------------------------------------------------------------------
Net revenues                                                      43,775                  42,594                  48,026

Cost of goods sold                                                34,316                  33,832                  40,406
Selling, general and administrative expenses                       9,495                   9,382                   9,311
Interest expense, net                                              2,690                   2,435                   2,595
Loss on businesses sold, net (Note 4)                             - - -                      454                     394
Other expense, net                                                   336                     218                     456
-------------------------------------------------------------------------------------------------------------------------
Loss before income taxes and
effect of accounting change                                       (3,062)                 (3,727)                 (5,136)
Income tax credits (Note 6)                                       - - -                      565                   1,350
-------------------------------------------------------------------------------------------------------------------------
Loss before effect of accounting change                           (3,062)                 (3,162)                 (3,786)
Effect of accounting change  (Note 8)                             - - -                   - - -                     (262)
-------------------------------------------------------------------------------------------------------------------------
Net loss                                                       $  (3,062)              $  (3,162)              $  (4,048)
=========================================================================================================================

Weighted average common
  shares (Note 9)                                                  2,871                   2,719                   2,688
-------------------------------------------------------------------------------------------------------------------------
Loss per common share (Note 9):
Loss before effect of accounting change                        $   (1.12)              $   (1.16)              $   (1.41)
Effect of accounting change                                       - - -                   - - -                    (0.10)
-------------------------------------------------------------------------------------------------------------------------
Net loss                                                       $   (1.12)              $   (1.16)              $   (1.51)
=========================================================================================================================

See Notes to Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)

                                                                           Foreign
                                               Additional     Retained    Currency                    ESOP
                                     Common      Paid-In      Earnings   Translation   Treasury       Debt
                                      Stock      Capital     (Deficit)   Adjustment      Stock     Guarantee       Total
--------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1992               $     27    $  15,034    $  (5,168)  $     (134)   $    (165)  $  (1,382)   $  8,212
   Net loss                            - - -        - - -       (4,048)       - - -        - - -       - - -      (4,048)
   Reissuance of 4,422 shares          - - -           (9)       - - -        - - -           18       - - -           9
   Payments on ESOP debt               - - -        - - -        - - -        - - -        - - -         538         538
   Translation adjustment (Note 4)     - - -        - - -       - - -           176        - - -       - - -         176
--------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1993               $     27    $  15,025    $  (9,216)  $       42    $    (147)  $    (844)   $  4,887
   Net loss (Restated)                 - - -        - - -       (3,162)       - - -        - - -       - - -      (3,162)
   Issuance of 142,461 shares
     (Note 9)                              1          447        - - -        - - -        - - -       - - -         448
   Payments on ESOP debt               - - -        - - -        - - -        - - -        - - -         677         677
   Translation adjustment (Note 4)     - - -        - - -        - - -           (9)       - - -       - - -          (9)
--------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1994 (Restated)$         28    $  15,472     $(12,378)  $       33     $   (147)  $    (167)   $  2,841
   Net loss                            - - -        - - -       (3,062)       - - -        - - -       - - -      (3,062)
   Issuance of 111,125
      shares (Note 9)                      1          337        - - -        - - -        - - -       - - -         338
   Reissuance of 10,000 shares         - - -        - - -        - - -        - - -           18       - - -          18
   Payments on ESOP debt               - - -        - - -        - - -        - - -        - - -         167         167
   Preferred stock dividend            - - -        - - -         (130)       - - -        - - -       - - -        (130)
   Translation adjustment (Note 4)    - - -        - - -        - - -           224        - - -       - - -         224
--------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1995               $     29    $  15,809    $ (15,570)  $      257    $    (129)  $   - - -    $    396

See Notes to Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)

----------------------------------------------------------------------------------------------------------------------------
Years Ended May 31,                                                       1995                   1994                  1993
                                                                                           (Restated)
----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss                                                           $    (3,062)           $    (3,162)           $   (4,048)
Adjustments to reconcile net loss to net cash
  provided by (used in) operations:
   Depreciation                                                          1,569                  1,798                 2,103
   Amortization                                                            442                    344                   488
   Accretion of discount on debt and preferred stock                       623                    505                   519
   Loss on sale of assets and businesses                                 - - -                    454                   471
   Deferred income taxes                                                 - - -                  - - -                   140
   Undistributed earnings of affiliates                                    (82)                  (171)                  (13)
   Effect of accounting change                                           - - -                  - - -                   262
----------------------------------------------------------------------------------------------------------------------------
                                                                          (510)                  (232)                  (78)
   Changes in assets and liabilities:
     Trade receivables                                                  (1,936)                 1,303                   728
     Notes and other receivables                                           115                    (59)                 (376)
     Income taxes receivable                                               176                  1,327                (1,201)
     Inventories                                                        (2,857)                (1,910)                2,593
     Accounts payable and accrued expenses                               2,710                     93                (1,360)
     Customer deposits and progress billings                               809                    413                (1,613)
     Other, net                                                            133                   (486)                 (127)
----------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities               (1,360)                   449                (1,434)
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from the sales of investments and other assets                - - -                  1,000                 4,249
  Dividends received from affiliates                                        34                     11                   584
  Purchases of property and equipment                                     (769)                  (819)                 (271)
  Other, net                                                               (44)                   319                   (91)
----------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                  (779)                   511                 4,471
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net borrowings (repayments) under
   revolving credit agreements                                             (19)                   168                   322
  Repayments of long-term debt                                          (2,180)                (3,814)               (3,133)
  Proceeds from long-term debt                                           - - -                  1,313                   414
  (Increase) decrease in cash restricted for debt repayment                973                 (1,959)                - - -
  Issuance of preferred stock                                            1,827                  1,472                 - - -
  Dividends on preferred stock                                            (130)                 - - -                 - - -
  Issuance of common stock                                                 356                    448                     9
  Reduction of ESOP debt guarantee                                         167                    677                   538
----------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                   994                 (1,695)               (1,850)
----------------------------------------------------------------------------------------------------------------------------
CASH
  Increase (decrease)                                                   (1,145)                  (735)                1,187
  Beginning balance                                                      1,304                  2,039                   852
----------------------------------------------------------------------------------------------------------------------------
  Ending Balance                                                      $    159                $ 1,304               $ 2,039
============================================================================================================================

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1.       NATURE OF BUSINESS AND
              SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

   The Company designs, engineers and manufactures metal processing machinery and computer-controlled fabrication systems and sells primarily to customers that manufacture products from sheet metal coils and blanks.

SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:
   The financial statements include the accounts of Met-Coil Systems Corporation and its subsidiaries, all of which are wholly-owned. All material intercompany transactions have been eliminated.

CASH AND CASH EQUIVALENTS:
   For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORY VALUATION:
   Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method.

REVENUE RECOGNITION:
   Revenues are recorded at the time shipments are made except for long-term contracts for which the percentage-of-completion method of accounting is applicable.

   Under the percentage-of-completion method of accounting, revenue is recognized based on engineering and manufacturing costs incurred to date compared to total estimates for such costs. Changes to total estimated costs and anticipated losses, if any, are recognized in the period determined.

INVESTMENTS IN AND ADVANCES TO AFFILIATE:
   The Company has a 50% equity interest in Met-Coil Limited (Japan) for which it uses the equity method of accounting. (See Note 4 regarding disposition of interests in other affiliates)

PROPERTY AND EQUIPMENT:
   Property and equipment is carried at cost. Depreciation of property and equipment is computed primarily by the straight-line method over the following estimated useful lives.

                                                        Years
                                                       -------
     Buildings and building improvements               10 - 25
     Machinery and equipment                            3 - 10
     Office furniture and equipment                     4 - 10

INTANGIBLES:
   Intangibles, which consist primarily of a license agreement (see Note 12) and the excess of purchase price over fair market value of net assets acquired, are being amortized by the straight-line method over periods ranging from 10 to 40 years. The Company evaluates intangibles continually to determine whether any impairment has occurred. This review takes into consideration the recoverability of the unamortized amounts based on the estimated undiscounted cash flows of the related product lines.

PENSION PLANS:
   The Company's funding policy is to make the minimum annual contributions that are required by applicable regulations.

ENVIRONMENTAL:
   Expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company's commitment to a formal plan of action.

INCOME TAXES:
   Deferred income taxes are provided for the difference in the periods in which certain items of revenue and expense (principally depreciation, settlement expense and amortization) enter into the determination of income for financial statement and income tax reporting purposes.

   No deferred income taxes have been recognized on the equity in the undistributed net income of domestic subsidiaries because the Company files a consolidated income tax return.

TRANSLATION OF FOREIGN CURRENCIES:
   Asset and liability accounts of foreign equity-method investees and the foreign consolidated subsidiary are translated to U.S. dollars using rates of exchange in effect at the balance sheet date. Income statements are translated at average exchange rates during the year. Adjustments arising from translation of the balance sheets to U.S. dollars are included in stockholders' equity.

LOSS PER SHARE:
   Loss per common share during each of the periods presented is based on the weighted average number of shares outstanding and common stock equivalents of dilutive stock options using the treasury stock method.

NOTE 2.   PRIOR PERIOD ADJUSTMENT

   The Company has restated its previously issued fiscal 1994 financial statements to increase cost of goods sold and decrease work-in-process inventory at May 31, 1994, as a result of improperly relieving inventory for the cost of items shipped to customers. This adjustment reduced previously reported 1994 retained earnings by $578,000 and increased previously reported 1994 loss before income taxes and net loss by $578,000. This adjustment also increased the net loss per common share to $1.16 from $.95

NOTE 3.       SUPPLEMENTAL ASSET DATA

ACCOUNTS RECEIVABLE:
   Amounts shown for trade receivables are net of allowances of $222,000 and $286,000 for 1995 and 1994, respectively.


INVENTORIES:
   The composition of the inventories at May 31, using the FIFO method, which approximates replacement cost, is as follows:

     (in thousands)                                                      1995                         1994
                                                                      ---------                   ----------
     Raw materials and parts                                          $   9,840                   $    7,498
     Work in process                                                      2,507                        2,841
     Finished goods                                                         827                          498
                                                                      ---------                   ----------
                                                                         13,174                       10,837
     Reduction (increase) to LIFO basis                                     (91)                         429
                                                                      ---------                   ----------
                                                                      $  13,265                   $   10,408
                                                                      =========                   ==========

LICENSE FEE AND INTANGIBLES:
   Amounts shown for the license fee are net of accumulated amortization of $769,000 and $538,000 for 1995 and 1994, respectively and the amounts shown for intangibles are net of accumulated amortization of $1,502,000 and $1,291,000 for 1995 and 1994, respectively.

NOTE 4.       SUBSIDIARIES AND AFFILIATES

WHOLLY-OWNED SUBSIDIARIES:
   The Company has four wholly-owned subsidiaries: Iowa Precision Industries, Rowe Machinery & Automation, The Lockformer Company, and Lockformer Europe, which also has a branch doing business as Met-Coil Europe.

SALE OF ROPER WHITNEY SUBSIDIARY:
   In December, 1993, the Company sold the business operations of Roper Whitney Company ("Roper Whitney"), a wholly owned subsidiary. The sale included most assets and liabilities of Roper Whitney, excluding trade accounts receivable. The Company received $1,000,000 in cash at closing and a note receivable, due over a period of five years, for $875,000. In connection with the sale, the Company recognized a loss of $454,000 due primarily to termination benefits paid former employees and the liquidation of inventory.

AFFILIATES:
   A summary of combined financial information of the affiliates accounted for by the equity method is set forth below:

     (in thousands)                                           1995                   1994                  1993
                                                           ---------              ---------             ---------
     Current assets                                        $   6,755              $   6,577             $   3,848
     Noncurrent assets                                           370                    324                   366
                                                           ---------              ---------             ---------
     Total assets                                          $   7,125              $   6,901             $   4,214
                                                           ---------              ---------             ---------

     Current liabilities                                   $   4,758              $   5,040             $   2,751
     Noncurrent liabilities                                    - - -                 - - -                  - - -
                                                           ---------              ---------             ---------
     Total liabilities                                         4,758                  5,040                 2,751
     Stockholders' equity                                      2,367                  1,861                 1,463
                                                           ---------              ---------             ---------
                                                           $   7,125              $   6,901             $   4,214
                                                           ---------              ---------             ---------

     Net sales                                                 9,270              $  11,416             $   7,044
     Gross profit                                              3,192                  3,602                 2,495
     Net income                                                  164                    289                    27

   During 1995 the Company received dividends from Met-Coil Ltd. of $34,000 and in 1994 $11,000. The Company's retained earnings include approximately $745,000, $663,000, and $540,000 of equity in net income of Met-Coil Ltd. at May 31, 1995, 1994, and 1993 respectively.

NOTE 5.       DEBT

REVOLVING LINES OF CREDIT:
   At May 31, 1995 the Company had revolving credit agreements with two banks under which it could borrow up to $2,000,000 from each bank in current notes payable. Borrowings, which can be utilized in the form of a letter of credit facility, are limited pursuant to a borrowing base formula (primarily a certain percentage of eligible trade receivables), bear interest at the banks' prime rate, plus 1.5% (the weighted average interest rate was 10.5% at May 31, 1995 and 8.75% at May 31, 1994), require compensating balances of 5% of the committed revolving lines of credit, and require the payment of certain fees. As of May 31, 1995 there was $3,571,000 in borrowings outstanding under these lines. These credit agreements expire on September 30, 1995. As of May 31, 1995 the Company was not in compliance with various debt covenants. See "Senior Debt" and "Liquidity and Management Plans" below.

LONG-TERM DEBT:

     Long-term debt as of May 31 consisted of the following:

      (in thousands)                                                              1995                     1994
                                                                               ---------                ---------
     Senior notes (A)                                                          $  12,750                $  13,500
     Litigation Settlement (Note 12)                                               4,080                    4,454
     First mortgage on unimproved land (B)                                         1,300                    1,300
     ESOP guarantee (Note 7)                                                      - - -                       167
     Industrial revenue bonds (C)                                                    400                      466
     Real estate contract, installments through May, 1997
       with interest rate of 9%                                                      114                      181
     Equipment notes, contracts payable and other, due in
       various installments, including interest at 8% to 12%                          68                      158
                                                                               ---------                ---------
                                                                               $  18,712                $  20,226
     Less current maturities                                                      14,874                    3,424
                                                                               ---------                ---------
                                                                               $   3,838                $  16,802
                                                                               ---------                ---------
     Cash restricted for payment of debt (D)                                   $     986                $   1,959
                                                                               =========                =========

(A) The Company has $12,750,000 of senior notes with two insurance companies. Interest is at 11% payable quarterly. The notes are due in annual payments of $750,000, increasing to $1,000,000 in October, 1996, with the remaining principal due in October, 2001. As of May 31, 1995 the Company was not in compliance with various covenants of the senior notes. Since waivers of these covenants have not been obtained, $12,000,000 of senior notes have been classified as current. See "Senior Debt" and "Liquidity and Management Plans" below.

(B) The Company obtained a first mortgage on unimproved land adjacent to the Lockformer plant. The mortgage is held by a trust of which the trustee is a director of the Company. Effective August 28, 1995 the mortgage note was renegotiated with interest only payments through August 28, 1996 at prime rate (per Wall Street Journal) plus 5 1/4%, however such rate of interest shall not be less than 11%, with principal due August 28, 1996.

(C) The Company has obtained an Economic Development Limited Obligation Revenue Bond with a floating interest rate of 85.02% of the prime rate (current effective rate is 7.65% at May 31, 1995) with interest payable quarterly. The bond is due in eleven annual payments of approximately $67,000 through December 1, 2000. This loan agreement contains various restrictive covenants, all of which were complied with for the year ended May 31, 1995. This agreement is collateralized by land and buildings with a net book value of approximately $575,000 at May 31, 1995.

(D) At May 31, 1995 the Company has $986,000 in funds that have been restricted by the Company's lenders to be used to pay the maturing obligations under the senior notes. The funds represent a portion of the proceeds from the Roper Whitney sale (see note 4) and federal tax refunds.

The aggregate maturities of the long-term debt for years ending May 31 are as follows:

     (in thousands)
     1996                                    14,874
     1997                                       775
     1998                                       615
     1999                                       561
     2000                                       512
     Thereafter                               1,375
                                           --------
                                           $ 18,712
                                           --------

SENIOR DEBT  (terms and conditions):
   The covenants and other provisions of both the senior notes payable agreements and revolving credit agreements (described above) are substantially the same.

   Borrowings are collateralized by substantially all of the Company's assets. The agreements contain various restrictive covenants, which among other things, prohibit the payment of dividends, specify the application of proceeds from significant asset sales (primarily to the reduction of senior debt), and require the maintenance of certain financial ratios and amounts. At May 31, 1995 the Company was not in compliance with various financial covenants. See "Liquidity and Management Plans" below.

LIQUIDITY AND MANAGEMENT PLANS
   The Company's viability as a going concern is dependent upon the extension or restructuring of its obligations and ultimately, a return to profitability. As of May 31, 1995 the Company had a working capital deficiency of $5,270,000, resulting from $12,000,000 of the senior notes being classified as current due to noncompliance with certain financial debt covenants, and negative cash flows from operating activities of $1,360,000 for 1995.

   The Company is currently negotiating with banks party to the revolving credit agreement, other financial institutions, and the holders of its senior notes in an effort to restructure the current facilities or refinance the debt. The Company believes that agreements will be reached in the near future and, that until the agreements are finalized, existing cash balances and anticipated cash receipts will be adequate to cover operating requirements including debt service. In the event the current agreements are not extended or replaced, the Company would be required to raise additional capital to continue to meet operating and debt service requirements. There are no assurances that the Company would be able to raise additional capital.

   Additionally, the Company has implemented a cost reduction plan to centralize certain operations and functions of its three domestic subsidiaries, and is pursuing the sale of certain assets and product lines, the proceeds of which will be used to reduce the overall debt of the Company. However, there are no assurances that the sales of assets can be successfully accomplished on terms acceptable to the Company.

NOTE 6.       INCOME TAXES

   Effective June 1, 1991, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109) "Accounting for Income Taxes." The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the adjusted carrying amounts and the tax bases of other assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

   The principal effect of adopting FAS 109 was to adjust the recorded amounts of assets acquired in prior business combinations from their net-of-tax amounts to their pretax amounts and to recognize the effect of the change in the enacted tax rates. The effect of the change in the enacted tax rates relates principally to the adjustment applied to the prior business combinations, and it has been recorded as a cumulative effect of a change in accounting principle of $579,000 for the year ended May 31, 1992.

   In adopting FAS 109, the Company increased the carrying amounts of assets purchased in prior business combinations by $3,228,000, with an offsetting credit to deferred tax liabilities of $2,649,000, with the remaining credit of $579,000 recorded as a cumulative effect of a change in accounting principle.

   The provision for income tax credits is made up of the following components for the years ended May 31:

(in thousands)                                              1995                   1994                  1993
                                                         ----------            -----------            -----------
Current tax expense (credit):
    Federal                                              $    - - -            $      (494)           $    (1,581)
     State                                                    - - -                    (71)                 - - -
     Foreign                                                  - - -                  - - -                     91
                                                         ----------            -----------            -----------
                                                              - - -                   (565)                (1,490)
Deferred tax expense (credit):                                - - -                  - - -                    140
                                                         ----------            -----------            -----------
                                                         $    - - -            $      (565)           $    (1,350)
                                                         ----------            -----------            -----------


   Deferred tax expense (credit) results from temporary differences in the recognition of revenue and expense for income tax and financial statement purposes. The sources of these differences and the tax effect of each are as follows for the years ended May 31:

     (in thousands)                                          1995                   1994                  1993
                                                         -----------              ---------          -------------
     Excess of tax over book depreciation                $      (189)             $    (523)         $        (281)
     Change in basis difference of inventory                     128                    116                   (167)
     Accruals not currently deductible                            72                    193                    (87)
     Investments in affiliates                                   348                    (74)                  (461)
     Settlement expense not deductible until paid                207                    512                    (27)
     Net operating loss carryforwards                         (1,488)                  (753)                   153
     Tax credit carryforwards                                   (320)                 - - -                    (81)
     Deferred tax asset valuation allowance                    1,065                    475                  1,001
     Other                                                       177                     54                     90
                                                         -----------              ---------          -------------
                                                         $     - - -              $   - - -          $         140
                                                         -----------              ---------          -------------

Deferred tax (liabilities) assets are composed of the following as of May 31:

     (in thousands)                                                                  1995                  1994
                                                                                  ---------           -----------
     Liabilities:
     Basis difference of property and equipment                                   $  (1,863)          $    (2,052)
     Basis difference of inventory                                                     (378)                 (250)
     Undistributed earnings of affiliates                                              (326)                - - -
     Other                                                                              (69)                - - -
                                                                                  ---------           -----------
       Gross deferred tax liabilities                                                (2,636)               (2,302)
                                                                                  ---------           -----------
     Assets:
     Net operating loss carryforwards                                                 3,703                 2,215
     Settlement loss                                                                    873                 1,080
     Various accruals not presently deductible                                          400                   472
     Tax credit carryforwards                                                           724                   404
     Undistributed losses of affiliates                                               - - -                    22
     Other                                                                            - - -                   108
                                                                                  ---------           -----------
     Gross deferred tax assets                                                        5,700                 4,301
     Deferred tax assets valuation allowance                                         (3,504)               (2,439)
                                                                                  ---------           -----------
     Net deferred tax assets                                                          2,196                 1,862
                                                                                  ---------           -----------
     Net deferred tax liabilities                                                 $    (440)          $      (440)
                                                                                  ---------           -----------

   Total reported income tax (credits) applicable to the Company's operations varies from the amount that would have resulted by applying the federal income tax rate of 34% to loss before income tax credits for the following reasons for the years ended May 31:

     (in thousands)                                           1995                   1994                  1993
                                                          ----------              ---------             ---------
     Income tax credit at statutory
        federal income tax rate                           $   (1,041)             $  (1,267)            $  (1,835)
     State tax credit, net of federal tax                        (31)                   (47)                  (33)
     Deferred tax asset valuation allowance increase           1,065                    475                 1,001
     Nondeductible amortization of intangibles                    34                     34                    34
     Rate differential on loss carrybacks                      - - -                    203                  (168)
     Foreign taxes                                             - - -                  - - -                    91
     Reversal of under (over) accruals from prior years        - - -                     27                  (459)
     Equity in net income from affiliates                      - - -                  - - -                 - - -
     Other                                                       (27)                    10                    19
                                                          ----------              ---------             ---------
                                                          $    - - -              $    (565)            $  (1,350)
                                                          ----------              ---------             ---------

   At May 31, 1995 the Company has tax net operating loss carryforwards of $10,600,000 available under provisions of the Internal Revenue Code to be applied against future federal taxable income. These carryforwards expire through May 31, 2010.

   At May 31, 1995 the Company also has approximately $ 76,000 of alternative minimum tax (AMT) credit carryforwards available to offset regular tax in future years to the extent that the regular tax exceeds AMT. The credits do not have expiration dates. The Company also has approximately $648,000 of general business credit carryovers which expire through May 31, 2000.

NOTE 7.       RETIREMENT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN:

   The Company has an Employee Stock Ownership Plan (ESOP) for the benefit of employees who meet the eligibility requirements. The Plan holds 240,410 shares of common stock. The common stock was acquired by the Plan by using the proceeds from a note obtained from a commercial lender. The note is collateralized by the stock which has not been allocated to individual participant accounts. The Company makes cash payments to the Plan, consisting of contributions and dividend payments, in amount sufficient for it to satisfy the debt service requirements. Accordingly, the debt has been recorded in the accompanying consolidated balance sheets. The debt is reduced as the Plan makes principal payments.

   The note payable referred to above bears interest at 90% of the lender's prime rate (current effective rate is 6.97%) payable quarterly. Principal payments of $295,000 had been due annually. During the year ended May 31, 1995 the Company paid off the balance of the note.

   Cash contributions to the Plan were $167,000, $675,000, and $626,000 for the years ended May 31, 1995, 1994 and 1993, respectively. For financial statement purposes, expense for the Plan is determined based on the percentage of shares allocated to participants each period (allocations are based on scheduled principal and interest payments) times the original amount of the debt plus the interest incurred. Cash contributions of $349,000 are reflected as prepaid at May 31, 1995. The components of the amount charged to expense for the years ended May 31, are as follows:

     (in thousands)                                            1995                   1994                  1993
                                                             -------                -------               -------
     Compensation                                            $   295                $   295               $   295
     Interest                                                      6                     29                    88
                                                             -------                -------               -------
                                                             $   301                $   324               $   383
                                                             -------                -------               -------

PROFIT-SHARING 401(K) PLAN:
   The Company has a qualified profit-sharing plan under Internal Revenue Code
Section 401(k) for those employees who meet certain eligibility requirements set forth in the plan. The Company makes contributions to the plan based upon predetermined percentages of the employees' compensation. Additional amounts may be contributed at the option of the Company's Board of Directors. The retirement expense for the fiscal years ended May 31, 1995, 1994 and 1993 was $367,000, $377,000 and $353,000, respectively.

DEFINED BENEFIT PLANS:
   The Company's Lockformer subsidiary has two defined benefit pension plans covering substantially all of its employees. The following table includes aggregate amounts for the plans' funded status and amounts recognized in the accompanying financial statements as of May 31, 1995 and 1994:

     (in thousands)                                                                 1995                  1994
                                                                                 ----------            ----------
     Actuarial present value of benefit obligations:
        Accumulated benefit obligation, including
        vested benefits 1995 $(2,246); 1994 $(2,232)                             $   (2,259)           $   (2,280)
                                                                                 ----------            ----------

     Projected benefit obligation                                                $   (2,259)           $   (2,280)
     Plan assets at fair value (consisting primarily of
        fixed income obligations)                                                     2,674                 2,681
                                                                                 ----------            ----------
     Plan assets in excess of projected benefit obligation                       $      415            $      401
     Unrecognized net gain                                                             (196)                 (222)
     Unrecognized prior service cost                                                     14                    15
     Unrecognized transition asset                                                      (84)                  (93)
                                                                                 ----------            ----------
     Prepaid expense included on balance sheet                                   $      149            $      101
                                                                                 ----------            ----------

     Net pension cost (credit) for 1995 and 1994 includes the following components:

[CAPTION]

     (in thousands)                                                                 1995                  1994
                                                                                 ----------            ----------
     Service cost                                                                $      155            $       40
     Interest cost on projected benefit obligation                                       45                    43
     Actual return on plan assets                                                      (119)                  (98)
     Net amortization and deferral                                                     (118)                  (15)
                                                                                 ----------            ----------
                                                                                 $      (37)           $      (30)
                                                                                 ----------            ----------

   During 1993 Lockformer curtailed one of the defined benefit pension plans and recognized a curtailment loss of $107,000. The plan was frozen on May 31, 1994, and, when finally settled, any additional gains or losses are not expected to be significant to the Company's operations.

   Assumptions used by the Company in the determination of pension plan information consisted of the following as of May 31:

                                                                 1995                   1994                  1993
                                                                 ----                   ----                  ----
     Discount rate                                               8.0%                   7.5%                  7.0%
     Expected long-term rate of return                           9.0                    9.0                   9.0
     Long-term inflation rate                                    5.5                    5.5                   5.5

NOTE 8.       POSTRETIREMENT BENEFITS

   The Company has been providing postretirement health insurance for a limited group of current retirees. Effective May 31, 1993 the Company provided benefits pursuant to a fixed payment schedule per participant which is immune to inflationary pressures.

   Also effective June 1, 1992 the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits" (FAS 106) which requires the cost of providing such postretirement benefits over the retirees' average remaining life expectancy be accrued, rather than charged to expense as incurred. In applying FAS 106, the Company immediately recognized the Accumulated Postretirement Benefit Obligation (APBO) of $262,000 or $.10 per share, as a change in accounting principle. A discount rate of 8% was used to determine the APBO. The APBO was $207,000 and $233,000 at May 31, 1995, and 1994 respectively.

NOTE 9.       CAPITAL STOCK AND EARNINGS PER SHARE

OPTIONS:
   Effective June 4, 1993 the Company adopted the 1993 Employee Stock Option Plan due to the expiration of the 1983 Incentive Stock Option Plan. Under the terms of the plan options to purchase 300,000 shares of the Company's common stock at fair market value at the date of grant may be granted to employees of the Company. At May 31, 1995, options for 293,000 shares at exercise prices ranging from $1.625 to $6.75 per share had been granted and were outstanding, 150,375 of which were exercisable. The options become exercisable at the rate of 25% per year, on a cumulative basis. As of May 31, 1995, 45,782 options have been exercised.

EMPLOYEE STOCK TRUST:
   The Company has a grantor trust, established May 31, 1993, to which it is authorized to contribute up to 200,000 common shares. In August 1994, the Company issued an additional 200,000 shares to the Trust. The proceeds from the market sale of the shares over time, at expected appreciated values, will be used to fund various employee benefits. During the year ended May 31, 1995, 92,903 common shares were issued to the Company's 401(k) plan and 15,878 common shares were issued to fund other benefits.

NOTE 10.      PREFERRED STOCK - REDEEMABLE, CONVERTIBLE

   The Company has authorized 1,000,000 shares of $1 par value preferred stock. During the years ended May 31, 1995 and 1994 the Company issued 200,000 and 162,000 shares of preferred stock respectively, at $10 per share ($10 liquidation value per share). The preferred stock provides for cumulative annual dividends of 6% payable semi-annually. The preferred stock is convertible into three shares of common stock at anytime at the option of the holder. After December 31, 1998 either the Company or the holder may redeem the preferred stock at a redemption price of $13 per share, plus accumulated unpaid dividends.

   The Company is increasing the carrying amount of the preferred stock, using the interest method, so that the carrying amount will equal the redemption amount of $4,706,000 at December 31, 1998.

NOTE 11.      EXPORT SALES

   Export sales by geographical area for the years ended May 31 are:

     (In Thousands)                                  1995                      1994                     1993
                                             -------------------       --------------------      -------------------
                                                Amount       % *          Amount        % *        Amount       % *
                                             ---------     -----       ----------     -----      ---------    ------
     Canada                                  $   1,180       3%         $  1,240        3%       $   2,007        4%
     Europe                                      3,592       8             1,525        4            2,833        6
     Far East                                    1,477       3             2,672        6            1,120        2
     Australia                                     319       1                32    - - -               37    - - -
     Central/South America                         316       1               818        2            1,334        3
     Other                                         347       1             1,033        2            1,585        3
                                             ---------     ---          --------      ---        ---------      ---
                                             $   7,231      17%         $  7,320       17%       $   8,916       18%
                                             =========     ===          ========      ===        =========      ===

  *  Percent to net sales

NOTE 12.      LITIGATION AND CONTINGENT LIABILITIES

SETTLEMENT AGREEMENT:
   In January 1992, the Company and its Lockformer subsidiary reached an out of court settlement, pursuant to a Settlement Agreement, with Construction Technology Inc. ("CTI") with respect to two lawsuits filed against the Company, Lockformer and an unrelated supplier, by CTI, alleging patent infringement, unfair competition and related claims relating to the Company's Vulcan cutting system. Under the terms of the Settlement Agreement, CTI granted Lockformer a personal, non-exclusive and non-transferrable, royalty-bearing license, without the right of sublicense, to manufacture, use and sell HVAC CAM systems currently sold by Lockformer under the trade name "Vulcan" and new systems Lockformer designs within the scope of the patents that were the subject of the litigation. Subject to the timely payment of obligations under the Settlement Agreement, CTI agreed to cease its efforts to enforce its October 1991 judgment, which was for $24,202,000. In return, Lockformer agreed to pay to CTI, in addition to royalties due under the license granted to Lockformer (which royalty amounts per transaction vary depending on domestic or foreign destination and/or full [new unit] or partial [replacement components] Vulcan sold), (i) $2,500,000 (plus prime interest on $1,900,000 until paid) by January 27, 1994 ; ( (ii) $600,000 per year for fifteen (15) years beginning January 27, 1992 ($400,000 of the initial payment being credited against royalties due under the license for the first year), and (iii) $500,000 on January 27, 2007 (see comments below). All of the foregoing scheduled payments, other than that referred to in item (i), are non-interest bearing. The agreement provides for prepayments equal to (i) 25% of Lockformer's pre-tax profits exceeding $600,000 up to $1.0 million in any single fiscal year; (ii) 35% of its pre-tax profits exceeding $1.0 million in any single fiscal year; (iii) 50% of the profits of any sale of its capital assets other than trade-ins of capital assets for upgrades or replacements; and (iv) 30% of any non-recurring gains of Lockformer other than those resulting from trade-ins of capital assets for upgrades or replacements. To collateralize these obligations, Lockformer has granted CTI a second lien on all of its assets.

   Under the terms of the Settlement Agreement, the unrelated supplier agreed to pay CTI $100,000 by January 27, 1993 and $50,000 each year for 15 years beginning January 27, 1993 (which amounts the Company believes the supplier will be able to pay).

   The Company guaranteed Lockformer's and the unrelated supplier's obligations under the settlement agreement and issued CTI 200,000 unregistered shares of common stock pursuant to a Shareholders Agreement which restricts CTI's resale of the shares, grants CTI limited registration and preemptive rights with respect to newly issued common stock, restricts the Company's payment of cash dividends or other distributions above $.12 per share per year and restricts the creation of new liens on the Company's assets without CTI's approval. The Shareholders Agreement terminates upon the payment of all obligations under the Settlement Agreement. As a result of the above settlement the Company recorded the following items in fiscal 1992:

     (in thousands)
     Debt (present value of required payments
       at 11% discount rate)                                             $   7,323
     Common shares (200,000 issued)                                            250
                                                                         ---------
     Total settlement                                                        7,573
     Prepaid royalty                                                          (400)
     License fee                                                            (2,500)
                                                                         ---------
     Settlement expense                                                  $   4,673
                                                                         ---------

   In December 1994, the Company and CTI amended the payment terms which increased the annual payment amount to $675,000 payable annually beginning on January 27, 1995 through January 27, 2005 with a final payment of $175,000 due January 27, 2006.

   The cost of the license was determined by CTI in conjunction with the Settlement Agreement. The Company is amortizing the license fee straight line over the life of CTI's patent, and believes it is properly reflecting its value.

GENERAL:
   The Company is subject to various legal actions, governmental investigations, and proceedings relating to various matters incidental to its business including product liability and environmental claims. The Company intends to vigorously defend these matters. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with the Company's counsel and insurers, any liability which may ultimately be incurred, is not expected to materially affect the consolidated financial position of the Company.

NOTE 13.      LEASES

   The Company leases a building under a noncancellable agreement expiring on April 1, 1998 and requiring annual rentals of $340,000 plus payment of property taxes, maintenance and insurance. In connection with the sale of Roper Whitney (see Note 4) the Company entered into a sublease with the buyer which generally reflects the rents and terms of the original building lease. The minimum rental commitments for this operating lease are:

     (in thousands)
     1996                                             340
     1997                                             340
     1998                                             283
                                                  -------
                                                  $   963
                                                  -------
     Amounts due under sublease                   $   963
                                                  -------

   The Company also leases automobiles and other facilities and equipment on short-term leases.

   Total net rental expense for fiscal years 1995, 1994, and 1993 is $56,000, $377,000, and $536,000, respectively.

NOTE 14.      SUPPLEMENTAL CASH FLOW DATA

   Supplemental data for years ended May 31 are:

     (in thousands)                                          1995                    1994                  1993
                                                          ---------              ----------            ----------
     Cash payments (receipts) for:
        Interest                                          $   2,101              $    2,018            $    2,062
                                                          ---------              ----------            ----------
        Income tax refunds                                $    (176)             $   (1,850)           $     (370)
                                                          ---------              ----------            ----------

   Supplemental data of noncash operating, investing and financing activities:

   During the year ended May 31, 1995 the Company realized a foreign currency translation adjustment of $224,000.

   During the year ended May 31, 1994 the Company sold certain assets and liabilities of Roper Whitney for cash of $1,000,000, a note receivable of $875,000 and recognized a loss on the sale of $454,000. The assets sold were: inventories $2,876,000, plant and equipment, net $1,315,000, and other assets $133,000. The liabilities assumed by the buyer were: accounts payable $1,306,000, long-term debt $622,000, and other liabilities $67,000.

   During the year ended May 31, 1993 the Company incurred long-term debt of $120,000 in connection with the purchase of a technology agreement and realized a deferred foreign currency translation adjustment of $176,000.

NOTE 15.      QUARTERLY DATA (UNAUDITED)

   Summarized unaudited quarterly financial information for fiscal years ended May 31:

                                                                                   Quarters
                                                                      ---------------------------------
(in thousands except per share data)                 First              Second                 Third           Fourth
                                                  ----------          ---------             -----------      ---------
1995:
     Net revenue                                  $   9,458           $  11,049             $   10,863       $   12,405
     Gross profit                                     2,738               2,539                  2,531            1,651
     Net loss                                           (91)               (463)                  (438)          (2,070)
     Net loss Per Share:                              (0.04)              (0.17)                 (0.17)           (0.74)
1994:
     Net revenue                                  $  12,550           $  12,189              $   8,563       $    9,292
     Gross profit                                     3,104               2,525                  2,223            1,137
     Net  income (loss)                                  69                (664)                  (776)          (1,791)
     Net income (loss) Per Share:                      0.03               (0.25)                 (0.28)           (0.66)

FISCAL 1995
Quarterly results for the first three quarters have been restated to reflect an adjustment related to the misstatement of inventory as a result of improperly relieving inventory for the cost of items shipped to customers. In addition, the second quarter reflects an adjustment to increase a reserve for an environmental matter that had previously been reduced. These items resulted in charges to operations of $143,000 or $.06 per share in the first quarter, $778,000 or $.27 per share in the second quarter and $459,000 or $.18 per share in the third quarter.

FISCAL 1994
The fourth quarter for fiscal 1994 has been restated to reflect the adjustment related to the misstatement of inventory as described above.

     Report of Independent Auditors on the Financial Statement Schedules







We have audited the accompanying consolidated financial statements of Met-Coil Systems Corporation as of May 31, 1995 and 1994 and for each of the three years in the period ended May 31, 1995, and have issued our report thereon dated July 31, 1995 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K as of May 31, 1995 and for each of the three years in the period ended May 31, 1995.
This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                        ERNST & YOUNG  LLP
 Des Moines, Iowa
 July 31, 1995

                          MET-COIL SYSTEMS CORPORATION

       SCHEDULE VIII  -   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In Thousands)



      COLUMN A                     COLUMN B           COLUMN C         COLUMN D         COLUMN E        COLUMN F
      --------                     --------           --------         --------         --------        --------
                                                      CHARGED
                                  BALANCE AT             TO            CHARGED                          BALANCE
                                   BEGINNING          COST AND         TO OTHER                         AT END OF
      DESCRIPTION                 OF PERIOD           EXPENSES         ACCOUNTS        DEDUCTIONS        PERIOD
      -----------                 ----------          --------         --------        ----------      -----------
Allowance for doubtful
  accounts, year ended
  May 31, 1995                       $    286        $    149          $   ---            $    213        $   222
                                     ========        ========          =======            ========        =======

Allowance for doubtful
  accounts, year ended
  May 31, 1994                       $    355        $   154        $    ---              $    223        $   286
                                     ========        ========       ==========            ========        =======

Allowance for doubtful
  accounts, year ended
  May 31, 1993                       $    217        $    388       $    ---              $    243        $   355
                                     ========        ========       ==========            ========        =======

                               INDEX TO EXHIBITS
                     FORM 10-K FOR YEAR ENDED MAY 31, 1995

Exhibit No.                              Description

   3.1 Restated Certificate of Incorporation of the Registrant, as amended--incorporated by reference to Exhibit 3.2 of the Registrant's Quarterly Report on From 10-Q for the quarter ended Nov. 30, 1987.

   3.2               Amended and Restated Bylaws of the
                     Registrant--incorporated by reference to Exhibit 3.4 of Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1987.

   4.1 Article IV of the Registrant's Restated Certificate of Incorporation (included in Exhibit 3.2 above).

   4.2 The Registrant's $15 million Senior Notes due 2001, dated October 1, 1989--incorporated by reference to Exhibit 4.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1990.

   10.1 The Registrant's 1983 Incentive Stock Option Plan-- incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-8 filed with the Commission on January 15, 1988 (Registration No. 33-19651).

   10.2 The Registrant's Incentive Compensation Plan-- incorporated by reference to Exhibit 4(a) of the Registrant's Registration Statement on Form S-8 filed with the Commission on April 6, 1987 (Registration No. 33-13014).

   10.3 The Lockformer Company Employees Retirement Plan (as amended and restated effective as of August 1, 1989). (6)

   10.4 Met-Coil Systems Corporation Employee Stock Ownership Plan and Trust--incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed with the Commission on October 21, 1985 (Registration No. 2-99971).

   10.7 Agreement, dated January 29, 1995, between The Lockformer Company and District Lodge No. 8, International Association of Machinists and Aerospace Workers.

   10.8 Agreement, dated June 1, 1995, between Iowa Precision Industries, Inc. and Local Union 263, Sheet Metal Workers International Association.

   10.9 Building Lease Agreement, dated April 11, 1988, by and between Roper Whitney Corporation and Industrial Machinery, Systems and Supply, Inc. (3)

   10.10 Met-Coil Systems Corporation Non-Employee Director Restricted Stock Plan, effective October 15,
                     1987--incorporated by reference to Exhibit 10.33 of the Registrant's Annual Report Form 10-K for the fiscal year ended May 31, 1988.

   10.11 Met-Coil Systems Corporation Employee Stock Ownership Trust Credit Agreement, dated May 31, 1988, by and between Met-Coil Systems Corporation, The Lockformer Company, Iowa Precision Industries, Inc., Roper Whitney Company, Mark One Corporation, Rowe Machinery and Automation, Inc. and Harris Trust and Savings Bank--incorporated by reference to Exhibit 10.37 of the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1988.

   10.12 Met-Coil Systems Corporation Guaranty and Assurance Agreement, dated May 31, 1988, by Met-Coil Systems Corporation, The Lockformer Company, Iowa Precision Industries, Inc. and Roper Whitney Company--incorporated by reference to Exhibit 10.38 of the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1988.

   10.13 First Amendment to the 1988 Guaranty and Assurance Agreement, dated October 25, 1989, between the Registrant, its operating subsidiaries and Harris Bank--incorporated by reference to Exhibit 10.36 of the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1990.

   10.14 Second Amendment to the 1988 Guaranty and Assurance Agreement, dated February 14, 1991, by and between the Registrant, its operating subsidiaries and Harris Trust and Savings Bank--incorporated by reference to Exhibit
                     10.34 of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

   10.15 Sixth Amendment to the 1988 Guaranty and Assurance Agreement Dated September 10, 1993 and accompanying renewal of revolving line of credit with Harris Bank, collateral agent for the lenders. (5)

   10.16 Stock Purchase Agreement, Dated April 14, 1989, between the Registrant and Donaghys Limited, New Zealand with regard to Scott Technology Ltd. (3)

   10.18 Third Amendment to the 1985 Guaranty and Assurance Agreement, dated February 14, 1991, by and between Registrant, its operating subsidiaries and Harris Trust and Savings Bank--incorporated by reference to Exhibit
                     10.35 of the registrant's Form 10-K for the fiscal year ended May 31, 1991.

   10.19 Guaranty and Assurance Agreement, dated December 20, 1985, by the Registrant and its operating subsidiaries in favor of Harris Trust and Savings Bank--incorporated by reference to Exhibit 10.27 of Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed with the Commission on December 13, 1985 (Registration No. 2-99971).

   10.20 First Amendment to Guaranty and Assurance Agreement, dated April 9, 1987, among the Registrant, its operating subsidiaries and Harris Trust Bank--incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1987.

   10.21 Second Amendment to the 1985 Guaranty and Assurance Agreement, dated October 25, 1989, among the Registrant, its operating subsidiaries and Harris Trust Bank--incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1990.

   10.22 First and Second Amendment to the 1985 Guaranty and Assurance Agreement, dated October 25, 1989, among the Registrant, its operating subsidiaries and Harris Trust Bank--incorporated by reference to Exhibit 10.35 of the Registrant's Form 10-K for the fiscal year ended May 31, 1990.

   10.23 Met-Coil Systems Corporation Employee Stock Ownership Trust Credit Agreement, dated Dec. 20, 1985, between Met-Coil Systems Corporation Employee Stock Ownership Plan and Harris Trust and Savings Bank--incorporated by reference to Exhibit 10.26 of Amendment No. 3 to Registrant's Registration Statement on Form S-1 filed on Dec. 13, 1985 (Registration No. 2-99981).

   10.24 Third Amendment to the Guaranty Agreement, dated February 14, 1991, among the Registrant, its operating subsidiaries and Harris Trust Bank--incorporated by reference to
                     Exhibit 10.36 of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

   10.25 Met-Coil Systems Corporation Credit Agreement, dated February 14, 1991 by and between the Registrant, its operating subsidiaries and Firstar Bank Cedar Rapids, N.A. (f/k/a Merchants National Bank)--incorporated by reference to Exhibit 10.37 of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

   10.26 First Amendment to the 1991 Credit Agreement, dated February 14, 1991 by and between Registrant, its operation subsidiaries and Firstar Bank Cedar Rapids, N.A. (f/k/a Merchants National Bank)--incorporated by reference to
                     Exhibit 10.38 of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

   10.27 Settlement agreement among Construction Technology, Inc., Met-Coil Systems Corporation, The Lockformer Company, Inc., and Mechanical Data, Inc., dated as of January 27, 1992. (4)

   10.30 Release and technical agreements dated April 23, 1993, by and between Met-Coil Systems Corporation, Donaghy's Ltd., and Scott Technology. (5)

   10.31 Met-Coil Systems Corporation Retirement Plan as amended and restated effective Sept. 16, 1992. (5)

   10.32             The Registrant's 1993 Employee Stock Option Plan. (6)

   10.33 Mortgage note agreement dated Feb.28,1994 between Registrant and the John A. Carver 1983 Trust. (6)

   10.34 Seventh Amendment to the 1988 Guaranty and Assurance Agreement, dated April 12, 1994 by and between the Registrant, its operating subsidiaries and Harris Trust & Savings Bank. (6)

   10.35 Escrow Security Agreement between Registrant and Principal Mutual Life Ins. dated May 5th, 1994. (6)

   10.36 Escrow Security Agreement between Registrant and Modern Woodmen of America dated Jul. 27,1994. (6)

   10.37 Sixth Amendment to the 1989 Note Agreement by and between Registrant, its operating units, Principal Life Insurance, and Modern Woodmen of America dated April 29, 1994. (6)

   10.38 First Amendment to Mortgage Note agreement dated Feb. 28, 1994, between registrant and the John A. Carver 1983 Trust.

   10.39 The Lockformer Company Employees Pension Plan as amended and restated effective June 28, 1987.

   11                Statement of Computation of Per Share Earnings (Loss)

   22                Subsidiaries of the Registrant

_________________________

(1) Exhibit is incorporated by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K dated Dec. 30, 1986 (as filed with the Commission and amended on Jan. 14, 1987 and Mar. 13, 1987 respectively).

(2) Exhibit is incorporated by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K, dated April 27, 1987 (as filed with the Commission and amended on April 26, 1988 and June 24, 1988).

(3) Exhibit is incorporated by reference to Exhibit 2 of the Registrant's Current Report of From 8-K, dated May 1, 1989 (as filed with the Commission on May 16, 1989).

(4) Exhibit is incorporated by reference to similarly numbered exhibit of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

(5) Exhibit is incorporated by reference to similarly numbered exhibit of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1993.

(6) Exhibit is incorporated by reference to similarly numbered exhibit of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.