Form 10-Q
period 1995-08-31
MET COIL SYSTEMS CORP
filed 1995-10-16
CIK 745469

                                     INDEX TO EXHIBITS  - PAGE   13   OF   14

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   ---------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        AUGUST 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

                      Commission file number     0-14057


                          MET-COIL SYSTEMS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

         DELAWARE                                             42-1027215
(State or Other Jurisdiction of Incorporation)             (I.R.S. Employer No.)

5486 SIXTH STREET SW,  CEDAR RAPIDS,  IOWA                         52404
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code:    (319) 363-6566

                                 NOT APPLICABLE
  (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                    Report)


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 2,985,971

                          MET-COIL SYSTEMS CORPORATION

                                     INDEX



                                                                                                                  PAGE
                                                                                                                  ----
PART I.  FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

        Consolidated condensed balance sheets, August 31, 1995
        (unaudited) and May 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

        Unaudited consolidated condensed statements of operations, three months ended August 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

        Unaudited consolidated condensed statements of cash flows, three months ended August 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

        Notes to financial statements  (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9


PART II.  OTHER INFORMATION

  ITEM 2. CHANGES IN SECURITIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

  ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

  INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13


  Exhibit 11  -  Computation of loss per common
                     and common equivalent share  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MET-COIL SYSTEMS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except shares)                                             August 31,            May 31,
                                                                            1995                1995*
                                                                         (Unaudited)
========================================================================================================
Current assets
    Cash                                                              $       362      $           159
    Cash, restricted for debt repayment                                       750                  750
    Trade receivables, net                                                  7,025                8,436
    Notes and other receivables                                               667                  968
    Inventories                                                            13,402               13,265
    Prepaid expenses                                                        1,090                1,413
--------------------------------------------------------------------------------------------------------
    Total current assets                                                   23,296               24,991

Property and equipment, net                                                 7,646                7,953
Cash, restricted for debt repayment                                           236                  236
Investments and other assets                                                2,389                2,471
Intangibles, net                                                            2,996                3,084
--------------------------------------------------------------------------------------------------------
Total Assets                                                          $    36,563      $        38,735
========================================================================================================


Current liabilities
    Notes payable to banks and current maturities
      of long-term debt                                               $    18,258      $        18,445
    Accounts payable and accrued expenses                                   7,548                9,449
    Customer deposits and progress payments                                 3,428                2,367
--------------------------------------------------------------------------------------------------------
    Total current liabilities                                              29,234               30,261

Long-term debt                                                              3,874                3,838
Other                                                                         794                  783

Preferred stock, convertible and redeemable at $13                          3,520                3,457

Stockholders' Equity:
Common stock, $.01 par value, authorized 10,000,000;                           30                   29
     1996 issued 3,014,048; 1995 issued 2,932,573
Additional paid-in capital                                                 15,993               15,809
Retained earnings (deficit)                                               (16,917)             (15,570)
Foreign currency translation                                                  164                  257
Cost of common stock reacquired for treasury                                 (129)                (129)
--------------------------------------------------------------------------------------------------------
Net equity                                                                   (859)                 396
--------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity                                  $    36,563      $        38,735
========================================================================================================


* Condensed from audited financial statements

See notes to financial statements

MET-COIL SYSTEMS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)


                                                           Three Months Ended
                                                               August 31,
                                                       1995                   1994
                                                                          (Restated)
====================================================================================
Net revenues                                      $   9,654         $        9,458

Cost of goods sold                                    8,114                  6,720
Operating expenses                                    2,241                  2,234
Interest expense, net                                   693                    616
Other (income) expense, net                             (47)                   (21)
------------------------------------------------------------------------------------

Loss before income taxes                             (1,347)                   (91)
Income taxes                                          - - -                  - - -
------------------------------------------------------------------------------------

Net loss                                             (1,347)                   (91)

Preferred stock dividends                                54                     24
------------------------------------------------------------------------------------

Loss applicable to common stock                   $  (1,401)        $         (115)
====================================================================================

Weighted average common shares                        2,942                  2,787
====================================================================================


Loss per share                                    $   (0.48)        $        (0.04)
====================================================================================




See notes to financial statements

MET-COIL SYSTEMS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)
(In thousands)

                                                                                     Three Months Ended
                                                                                         August 31,
                                                                                      1995        1994
                                                                                               (Restated)
=========================================================================================================
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss                                                                          $ (1,347)    $   (91)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Depreciation                                                                         422         400
  Amortization                                                                          88          55
  Accretion of discount on debt and preferred stock                                    177         143
  Undistributed (earnings) loss of affiliate                                            42         (60)
---------------------------------------------------------------------------------------------------------
                                                                                      (618)        447

  Changes in assets and liabilities:
     Trade receivables                                                               1,411        (721)
     Notes and other receivables                                                       301          30
     Inventories                                                                      (137)     (1,050)
     Accounts payable and accrued expenses                                          (1,901)        721
     Customer deposits and progress billings                                         1,061          84
     Prepaid expenses and other                                                        323         141
---------------------------------------------------------------------------------------------------------

  Net cash flows from operating activities                                             440        (348)
---------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Purchase of property and equipment, net                                             (115)        (74)
  Other, net                                                                           (42)         72
---------------------------------------------------------------------------------------------------------

  Net cash flows from investing activities                                            (157)         (2)
---------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Net repayments under revolving credit agreements                                    (179)       (176)
  Repayments of long-term debt                                                         (86)        (43)
  Issuance of common stock                                                             185          85
---------------------------------------------------------------------------------------------------------

  Net cash flows from financing activities                                             (80)       (134)
---------------------------------------------------------------------------------------------------------

CASH
  Increase (decrease)                                                                  203        (484)
  Beginning balance                                                                    159       1,304
---------------------------------------------------------------------------------------------------------

  Ending balance                                                                  $    362     $   820
=========================================================================================================




See notes to financial statements

                          MET-COIL SYSTEMS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  PRESENTATION OF FINANCIAL INFORMATION

         The condensed unaudited consolidated financial statements have been prepared by the Company in accordance with the instructions for Securities and Exchange Commission's Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The condensed unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany items and transactions have been eliminated in the consolidation. In the preparation of the unaudited amounts, all adjustments (consisting solely of normal recurring adjustments) have been made which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. It is suggested that the condensed unaudited consolidated financial statements contained herein be read in conjunction with the consolidated statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1995.

NOTE 2. The Company has restated its previously issued fiscal 1995 quarterly financial statements to increase cost of goods sold and decrease work-in-process inventory at August 31, 1994, as a result of improperly relieving inventory for the cost of Items shipped to customers. This adjustment reduced previously reported income for the three months ended August 31, 1994 by $143,000 or $.06 per common share.

NOTE 3.  INVENTORIES

         The composition of the inventories, using the FIFO method, which approximates replacement cost, is as follows:


                                                                 (in thousands)
                                                             August 31,      May 31,
                                                               1995           1995
                                                            -----------     ----------
                          Raw materials & parts ........      $10,318         $9,840
                          Work in process  .............        2,332          2,507
                          Finished goods ...............          661            827
                                                              -------        -------
                                                              $13,311        $13,174
                          Increase to LIFO basis                   91             91
                                                              -------        -------
                                                              $13,402        $13,265
                                                              =======        =======


                   NOTES TO FINANCIAL STATEMENTS  (Unaudited)

NOTE 4.  INVESTMENT IN AFFILIATE

         The Company is accounting for its investment in Met-Coil Ltd. (50% owned) by the equity method of accounting. Selected financial information of the investment in affiliate is as follows (in thousands):


                                                                              Three Months Ended
                                                                                   August 31,
                                                                           1995                1994
                                                                          ------              ------
                 Net revenues ...........................                 $ 1,495             $ 2,608
                 Gross profit ...........................                     423                 992
                 Operating income  (loss)................                    (195)                258
                 Net income (loss).......................                     (84)                120
                                                                          =======             =======
                 Income (loss) from equity investments,
                        included in net revenues.........                 $   (42)            $    60
                                                                          =======             =======


NOTE 5.  DEBT

         Revolving lines of credit:
            At May 31, 1995 the Company had revolving credit agreements with two banks under which it could borrow up to $2,000,000 from each bank in current notes payable. Borrowings, which can be utilized in the form of a letter of credit facility, are limited pursuant to a borrowing base formula (primarily a certain percentage of eligible trade receivables), bear interest at the banks' prime rate, plus 1.5% require compensating balances of 5% of the committed revolving lines of credit and require the payment of certain fees. The credit agreements originally expired on September 30, 1995. As of May 31, 1995 and August 31, 1995, the Company was not in compliance with various debt covenants. On September 29, 1995 the banks amended and extended the credit agreements through November 1, 1995. This amendment also reduced the available borrowing from each bank to $1,625,000.

         Senior debt:
            The Company has $12,750,000 of senior notes with two insurance companies. Interest is at 11% payable quarterly. The notes are due in annual payments of $750,000 increasing to $1,000,000 in October, 1996 with the remaining principal due in October, 2001. As of May 31, 1995 and August 31, 1995, the Company was not in compliance with various covenants of the senior notes. Since waivers of these covenants have not been obtained, $12,000,000 of senior notes have been classified as current.

         For additional information concerning the Company's loan agreements and accompanying terms and restrictions see Note 5 to Financial Statements in the Company's Annual Report on Form 10-K for the year ended May 31, 1995 herein incorporated by reference thereto.

NOTE 6.  PREFERRED STOCK - REDEEMABLE CONVERTIBLE

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


NOTE 7.  LITIGATION SETTLEMENT

         For information concerning the 1992 litigation settlement see Note 12 to Financial Statements in the Company's Annual Report on Form 10-K for the year ended May 31, 1995 herein incorporated by reference thereto.


NOTE 8.  SUPPLEMENTAL CASH FLOW DATA
         Cash paid for Interest ...............  $   480          $   491
                                                 =======          =======

                          MET-COIL SYSTEMS CORPORATION

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

               FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995

         Revenues of $9.7 million for the first quarter increased 2% from $9.5 million in the first quarter of fiscal year 1995. The 1996 first quarter margin of 16% decreased significantly from a 1995 first quarter margin of 29% due primarily to lower margins recognized by the Lockformer subsidiary as a result of low margin orders that were on hand at the end of the prior fiscal year end. These low margin orders were due to the pricing formula for large distributors implemented in the prior year which decreased margins and which went undetected until the significant 1995 year end inventory write-down.

         Operating, interest and other income and expenses remained relatively constant with the prior year with the slight increase in interest expense due to the accretion of interest on the additional preferred stock issued in fiscal 1995. The first quarter 1996 loss of $1.3 million or $0.48 loss per share increased significantly from a first quarter 1995 loss of $91,000 or $0.04 loss per share due to the lower margins.

         As noted in the financial statements (Note 2) the financial results for the first quarter of fiscal 1995 have been restated to reflect adjustments to the August 31, 1994 inventory balance of the Lockformer facility. The balance of the inventory was inaccurate due to the undercosting of sales which had taken place during the quarter.


                        LIQUIDITY AND CAPITAL RESOURCES

         An operating working capital deficit of $5.9 million at August 31, 1995 was caused by the classification of $12 million of senior notes as current (see discussion below) that would have been reflected as long-term had the Company been in compliance with loan covenants. The operating working capital deficit was $5.3 million at May 31, 1995. The Company generated cash from operating activities of $440,000 for the first quarter of 1996 compared to a use of $348,000 for the corresponding period last year. Backlog was $18.5 million at August 31, 1995, an increase of 47% over the August 31, 1994 level of 12.6 million.

         As a result of the net loss for the year ended May 31, 1995, the Company was in violation of various covenants of the revolving credit agreements and senior notes. Noncompliance with loan covenants permit the lenders to declare the Company in default of its loan agreements and demand repayment of the loans in full. The revolving credit agreements originally expired on September 30, 1995. While the revolving credit agreements have been amended and extended to November 1, 1995 the various covenant violations have not been waived, therefore $12 million of senior notes have been classified as current at

         August 31, 1995. The Company is engaged in discussions with new lenders and has engaged a potential new lender in their due diligence, however, does not have a formal commitment in place.

         Assuming the current revolving credit agreements are either further extended or replaced, cash flows from on hand balances (including cash for debt repayment) and from operations are expected to meet the Company's operating and debt service requirements. In the event the revolving credit agreements are not extended or replaced, the Company would need to raise additions capital in order to continue to meet operating and debt service requirements. There are no assurances that the Company would be able to raise additional capital. If the Company is unable to extend or replace the revolving credit agreement or raise additional capital the Company would not be able to continue as a going concern without effecting a reorganization or restructuring.

         Dividends of 6% were not paid on the preferred stock when scheduled to be paid on September 30, 1995 due to restrictions as a result of the loan covenant violations, however, it is the Company's intent to pay these dividends when either compliance is achieved or new loan agreements are obtained. The Company continues to omit quarterly common stock dividends due to loan covenants, which prohibit the payment of common stock dividends. It is uncertain when, and if, the Company will pay common stock dividends in the future.

                          MET-COIL SYSTEMS CORPORATION

                          PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

         On September 29, 1995, the Note Agreement relating to the Company's Senior Notes and its Loan Agreement with its bank lenders were amended and extended as described in Note 5 to the Financial Statements included in Part 1, Item 1 of this Quarterly Report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         At August 31, 1995, the Company was in violation of certain financial covenants contained in its loan agreements. Since waivers of these violations have not been obtained, $12,000,000 of Senior Notes have been classified as current in the Financial Statements in Part 1, Item 1 of this Quarterly Report. For further information see "Liquidity and Capital Resources" in Part 1, Item 2 of this Quarterly Report.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders on October 5, 1995, the following action was voted on:

         Board of Directors
              a.      All nominees for election were elected as follows:
                      Keith Moore        Harold Spriggs        Roy Carver

              b.      Continuing in office:
                      Ray Blakeman       Frank Jones            John Logan
                      Gary Neal          Michael Nonnemann

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBITS --     See Index to Exhibits included elsewhere herein.

      (b)  FORM 8-K --     A report on Form 8-K was filed on October 11, 1995
                           regarding a change in independent auditors

                                   SIGNATURES

         Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:  October 16, 1995              Met-Coil Systems Corporation
                                              Joseph H. Ceryanec
                                              Vice President Finance,
                                              Chief Financial Officer and
                                              Chief Accounting Officer



                                              Joseph H. Ceryanec/s/
                                              ---------------------

                          MET-COIL SYSTEMS CORPORATION

                               INDEX TO EXHIBITS





                                                                                                                  Page
EXHIBIT 11    Computation of Loss Per Common and
              Common Equivalent Shares   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14