Form 10-Q
period 1995-11-30
MET COIL SYSTEMS CORP
filed 1996-01-16
CIK 745469

                                                                 PAGE  1  OF  14
                                     INDEX TO EXHIBITS  - PAGE   13   OF   14

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   ---------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        NOVEMBER 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

                      Commission file number     0-14057
                                                 -------


                          MET-COIL SYSTEMS CORPORATION
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                            42-1027215
------------------------------------                       ---------------------
(State or Other Jurisdiction of Incorporation)             (I.R.S. Employer No.)

5486 SIXTH STREET SW,  CEDAR RAPIDS,  IOWA                         52404
------------------------------------------                 ---------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code:    (319) 363-6566


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                    Report)


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 3,035,706

                          MET-COIL SYSTEMS CORPORATION

                                     INDEX


PART I.  FINANCIAL INFORMATION

                                                                                                                     PAGE
                                                                                                                     ----
  ITEM 1. FINANCIAL STATEMENTS

    Consolidated condensed balance sheets, November 30, 1995
    (unaudited) and May 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . .   3

    Consolidated condensed statements of operations,
    three months and six months ended November 30, 1995 and 1994 (unaudited)   . . . . . . . . . . . . . . . . . . . .   4

    Consolidated condensed statements of cash flows,
    six months ended November 30, 1995 and 1994 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

    Notes to consolidated financial statements  (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9


PART II.  OTHER INFORMATION

  ITEM 2. CHANGES IN SECURITIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

  ITEM 6. EXHIBITS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

  INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13


    Exhibit 11  -  Computation of loss per common
                       and common equivalent shares   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14


MET-COIL SYSTEMS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except shares)                              November 30,          May 31,
                                                               1995              1995*
                                                           (Unaudited)
----------------------------------------------------------------------------------------
Current assets
 Cash                                                    $       866        $       159
 Cash, restricted for debt repayment                             505                750
 Trade receivables, net                                        6,010              8,436
 Notes and other receivables                                     787                968
 Inventories                                                  13,336             13,265
 Prepaid expenses                                              1,255              1,413
---------------------------------------------------------------------------------------
 Total current assets                                         22,759             24,991

Property and equipment, net                                    6,798              7,953
Cash, restricted for debt repayment                              ---                236
Investments and other assets                                   2,504              2,471
Intangibles, net                                               2,864              3,084
---------------------------------------------------------------------------------------
TOTAL ASSETS                                             $    34,925        $    38,735
=======================================================================================

Current liabilities
 Notes payable to banks and current maturities of
   long-term debt                                        $    16,824        $    18,445
 Accounts payable and accrued liabilities                      7,794              9,449
 Customer deposits and progress billings                       3,226              2,367
---------------------------------------------------------------------------------------
 Total current liabilities                                    27,844             30,261

Long-term debt                                                 3,960              3,838
Other                                                            799                783

Preferred stock, convertible and redeemable at $13 per
   share                                                       3,583              3,457

Stockholders' Equity (Deficit):
Common stock, $.01 par value, authorized 10,000,000
   shares;                                                        31                 29
  1996 issued 3,063,783; 1995 issued 2,932,573
Additional paid-in capital                                    16,088             15,809
Retained earnings (deficit)                                  (17,397)           (15,570)
Foreign currency translation                                     146                257
Common stock in treasury, at cost, 28,000 shares                (129)              (129)
---------------------------------------------------------------------------------------
Net equity (deficit)                                          (1,261)               396
---------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $    34,925        $    38,735
=======================================================================================


* Condensed from audited financial statements

See notes to consolidated financial statements

Met-Coil Systems Corporation
Consolidated Condensed Statements of Operations (Unaudited)
(In thousands, except per share amounts)


                                       Three Months Ended           Six Months Ended
                                          November 30,                 November 30,
                                        1995        1994           1995           1994
                                                  (Restated)                   (Restated)
------------------------------------------------------------------------------------------
Net revenues                         $11,161    $ 11,049       $ 20,815      $    20,507

Cost of goods sold                     8,628       8,510         16,742           15,230
Operating expenses                     2,120       2,493          4,361            4,727
Interest expense, net                    698         576          1,391            1,192
Other (income) expense, net               87         (67)            40              (88)
----------------------------------------------------------------------------------------


Loss before income taxes                (372)       (463)        (1,719)            (554)
Income taxes                             ---         ---            ---              ---
----------------------------------------------------------------------------------------

Net loss                             $  (372)   $   (463)      $ (1,719)     $      (554)

Preferred stock dividends                 54          24            108               48
----------------------------------------------------------------------------------------

Net loss applicable to common
  stock                              $  (426)   $   (487)      $ (1,827)     $      (602)
========================================================================================

Weighted average common and
common equivalent shares               3,002       2,814          2,997            2,800
========================================================================================


Net loss per common share and
common equivalent share              $ (0.14)   $  (0.17)      $  (0.61)     $     (0.22)
========================================================================================










See notes to consolidated financial statements

MET-COIL SYSTEMS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                            Six Months Ended
                                                                               November 30,
                                                                       1995                    1994
                                                                                           (Restated)
-----------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $ (1,719)                $  (554)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Depreciation                                                           798                     820
  Amortization                                                           220                     220
  Accretion of discount on debt and preferred stock                      336                     285
  Undistributed (earnings) loss of affiliate                               7                    (128)
-----------------------------------------------------------------------------------------------------
                                                                        (358)                    643

  Changes in assets and liabilities:
     Trade receivables                                                 2,426                    (991)
     Notes and other receivables                                         181                      (6)
     Inventories                                                         (71)                 (1,653)
     Accounts payable and accrued liabilities                         (1,655)                  1,300
     Customer deposits and progress billings                             859                      56
     Prepaid expenses and other                                          158                     (65)
-----------------------------------------------------------------------------------------------------

  Net cash flows from operating activities                             1,540                    (716)
-----------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                    (128)                   (212)
  Other, net                                                             (27)                    563
-----------------------------------------------------------------------------------------------------

  Net cash flows from investing activities                              (155)                    351
-----------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments under revolving credit agreements                      (863)                   (489)
  Repayments of long-term debt                                          (846)                 (1,001)
  Use of restricted cash for debt repayment                              750                     745
  Reduction in Employee Stock Ownership Plan debt guarantee              ---                     167
  Dividends on preferred stock                                           ---                     (53)
  Issuance of common stock                                               281                     239
-----------------------------------------------------------------------------------------------------

  Net cash flows from financing activities                              (678)                   (392)
-----------------------------------------------------------------------------------------------------

CASH
  Increase (decrease)                                                    707                    (757)
  Beginning balance                                                      159                   1,304
-----------------------------------------------------------------------------------------------------

  Ending balance                                                    $    866                $    547
=====================================================================================================


See notes to consolidated financial statements

                          MET-COIL SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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


NOTE 2.  PRIOR PERIOD ADJUSTMENT

         The Company has restated its previously issued fiscal 1994 financial statements and its previously issued fiscal 1995 quarterly financial statements to increase cost of goods sold and decrease work-in-process inventory at May 31, 1994 and at November 30, 1994, as a result of improperly relieving inventory for the cost of items shipped to customers. In addition, the second quarter of fiscal 1995 reflects an adjustment to increase a reserve for an environmental matter that had previously been reduced. These adjustments reduced previously reported November 30, 1994 retained earnings by $1,499,000 and reduced previously reported income for the three month and six month periods ended November 30, 1994 by $778,000 or $.28 per common share and $921,000 or $.33 per common share respectively.

NOTE 3.  INVENTORIES

         The composition of the inventories, using the FIFO method, which approximates replacement cost, is as follows:


                                                                        (in thousands)
                                                            November 30,               May 31,
                                                               1995                     1995
                                                         ----------------         ---------------
                          Raw materials & parts . . . . .      $9,859                    $9,840
                          Work in process . . . . . . . .       2,620                     2,507
                          Finished goods  . . . . . . . .         766                       827
                                                              -------                  --------
                                                              $13,245                   $13,174
                          Increase to LIFO basis  . . . .          91                        91
                                                              -------                   -------
                                                              $13,336                   $13,265
                                                              =======                   =======

NOTE 4.  INVESTMENT IN AFFILIATE

         The Company is accounting for its investment in Met-Coil Ltd. (50% owned) by the equity method of accounting. Selected financial information of the investment in affiliate is as follows (in thousands):

                                                                           Three Months Ended            Six Months Ended
                                                                               November 30,                November 30,
                                                                           1995          1994          1995                1994
                                                                         ------------------------      ----------------------------
                 Net revenues . . . . . . . . . . . . . . .            $   4,028       $   2,795      $   5,523          $  5,403
                 Gross profit . . . . . . . . . . . . . . .                  940             954          1,363             1,946
                 Operating income (loss). . . . . . . . . .                  128             267            (67)              525
                 Net income . . . . . . . . . . . . . . . .                   92             136              8               256
                                                                       =========       =========      =========          ========
                 Income from equity investments,
                    included in net revenues. . . . . . . .            $      46       $      68      $       4          $    128
                                                                       =========       =========      =========          ========


NOTE 5.    DEBT

           Revolving lines of credit:
              At May 31, 1995 the Company had revolving credit agreements with two banks under which it could borrow up to $2,000,000 from each bank in current notes payable. Borrowings, which can be utilized in the form of a letter of credit facility, are limited pursuant to a borrowing base formula (primarily a certain percentage of eligible trade receivables), bear interest at the banks' prime rate plus 1.5%, require compensating balances of 5% of the committed revolving lines of credit and require the payment of certain fees. The credit agreements originally expired on September 30, 1995. As of May 31, 1995 and November 25, 1995, the Company was not in compliance with various debt covenants. The Company has been obtaining monthly extensions from the banks and currently the credit agreements expire on January 25, 1996. In connection with the extensions each bank has reduced its lending availability to the Company to $1,400,000. The Company has borrowings of $2,700,000 under these revolving credit agreements at November 30, 1995.

           Senior debt:
             The Company has $12,000,000 of senior notes with two insurance companies. Interest is at 11% payable quarterly. The notes are due in annual payments of $1,000,000 in October, each year with the remaining principal due in October, 2001. As of May 31, 1995 and November 30, 1995, the Company was not in compliance with various covenants of the senior notes. Since waivers of these covenants have not been obtained, the total amount of $12,000,000 of senior notes have been classified as current.

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

NOTE 8.    SUBSEQUENT EVENT

           On January 12, 1996, the Company signed an agreement (expected to close on January 31, 1996) to sell certain assets related to two product lines currently manufactured at the Rowe facility. The sale would include the "Rowe" name, the technical know how to produce the "Press Feed" and "Cut-to-length" product lines and certain working capital accounts related to these product lines. The sales proceeds are currently estimated at $4,000,000 and will be used to retire debt. This transaction should result in a gain to the Company in excess of $2,000,000 when realized and is subject to lender approval.

NOTE 9.    SUPPLEMENTAL CASH FLOW DATA
           Cash paid for Interest . . . . . . . .  $  1,027            $  981
                                                   ========            ======


           During the second quarter of fiscal year 1996, the Company received insurance proceeds of $485,000, related to a fire at the Rowe facility. This amount has been placed in a cash collateral account and the book value of property and equipment has been reduced accordingly.

                          MET-COIL SYSTEMS CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           SECOND QUARTER AND SIX MONTH RESULTS OF OPERATIONS

         Revenues of $11.2 million for the second quarter increased 1% from $11.0 million in the second quarter of fiscal year 1995. The 1996 second quarter margin of 23% was consistent with the 1995 second quarter margin. Second quarter 1996 operating expenses of $2.1 million decreased from the prior year second quarter of $2.5 million reflecting the Company's effort to trim costs and eliminate duplicity in operations. The increase in interest expense from the prior second quarter reflects the accretion of interest on preferred stock issued in fiscal 1995. The second quarter 1996 net loss of $372,000 or $0.14 loss per common share decreased from the 1995 second quarter net loss of $463,000 or $0.17 loss per common share due to the reduction in operating expenses.

         For the first half of fiscal 1996 and 1995 reported revenues were $20.8 million and $20.5 million respectively. The 1996 first half margin of 20% was down from the 1995 first half margin of 26% due primarily to lower margins recognized by the Lockformer subsidiary during the first quarter of fiscal 1996 as a result of low margin orders on hand at the end of the prior fiscal year. These low margin orders were due to the pricing formula for large distributors implemented in the prior year which decreased margins and which went undetected until the significant 1995 year end inventory write-down. Operating expenses decreased from the prior year due to cost cutting measures implemented, and interest expense increased due to preferred stock interest accretion.

         As discussed in Note 2 to the consolidated financial statements, the financial results for the three month and six month periods ended November 30, 1994 have been restated.

                        LIQUIDITY AND CAPITAL RESOURCES

         An operating working capital deficit of $5.1 million at November 30, 1995 was caused by the classification of $11 million of senior notes as current (see discussion below) that would have been reflected as long-term had the Company been in compliance with loan covenants. The operating working capital deficit was $5.3 million at May 31, 1995. The Company generated cash from operating activities of $1.5 million for the first half of 1996 compared to a use of $716,000 for the corresponding period last year. Backlog was $18.7 million at November 30, 1995, an increase of 40% over the November 30, 1994 level of $13.4 million.

         As a result of the net loss for the year ended May 31, 1995, the Company was in violation of various covenants of the revolving credit agreements and senior notes. Noncompliance with loan covenants permit the lenders to declare the Company in default of its loan agreements and demand repayment of the loans in full. The revolving credit agreements originally expired on September 30, 1995. While the revolving credit agreements have been amended and extended to January 25, 1996 the various covenant violations have not been waived, therefore $11 million of senior notes have been classified as current at November 30, 1995. The Company is engaged in discussions with new lenders and has an oral commitment from the local office of a potential new lender, but since national office approval is required, a formal commitment letter is currently not in place.

         Assuming the current revolving credit agreements are either further extended or replaced, cash flows from on hand balances (including cash for debt repayment) and from operations are expected to meet the Company's operating and debt service requirements through the remainder of the current fiscal year. In the event the revolving credit agreements are not extended or replaced, the Company would need to raise additional capital in order to continue to meet operating and debt service requirements. There are no assurances that the Company would be able to raise additional capital. If the Company is unable to extend or replace the revolving credit agreements or raise additional capital, the Company would not be able to continue as a going concern without effecting a reorganization or restructuring.

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

                          MET-COIL SYSTEMS CORPORATION

                          PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

         On December 15, 1995, the loan agreements with the Company's bank lenders were amended and extended as described in Note 5 to the Financial Statements included in Part 1, Item 1 of this Quarterly Report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         At November 30, 1995, the Company was in violation of certain financial covenants contained in its loan agreements. Since waivers of these violations have not been obtained, $12,000,000 of Senior Notes have been classified as current in the Financial Statements in Part 1,
         Item 1 of this Quarterly Report. For further information see "Liquidity and Capital Resources" in Part 1, Item 2 of this Quarterly Report.

ITEM 6.  EXHIBITS

      (a)  EXHIBITS -- See Index to Exhibits included elsewhere herein.

                                   SIGNATURES

         Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:  January  15, 1995               Met-Coil Systems Corporation
                                                Joseph H. Ceryanec
                                                Vice President Finance,
                                                Chief Financial Officer and
                                                Chief Accounting Officer



                                                Joseph H. Ceryanec/s/
                                                ----------------------

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