Form 10-Q
period 1996-02-29
MET COIL SYSTEMS CORP
filed 1996-04-15
CIK 745469

                                                              PAGE  1  OF  16
                                     INDEX TO EXHIBITS  - PAGE   14   OF   16
                                                               -----     -----
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   ---------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      FEBRUARY 29, 1996
                                        ----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ----------------

                      Commission file number     0-14057
                                                ---------

                          MET-COIL SYSTEMS CORPORATION

             (Exact Name of Registrant as Specified in Its Charter)

    DELAWARE                                                    42-1027215
- ---------------------------------------------              ---------------------
(State or Other Jurisdiction of Incorporation)             (I.R.S. Employer No.)

 5486 SIXTH STREET SW,  CEDAR RAPIDS,  IOWA                               52404
- ---------------------------------------------                         ----------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code:    (319) 363-6566

                                 NOT APPLICABLE
             ----------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes     X         No
                                                                         -------
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes           No
                             --------     ---------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 3,118,294
                                                -----------

                          MET-COIL SYSTEMS CORPORATION

                                     INDEX


PART I.  FINANCIAL INFORMATION
                                                                                                                     PAGE
                                                                                                                     ----
  ITEM 1.        FINANCIAL STATEMENTS

         Consolidated condensed balance sheets, February 29, 1996
         (unaudited) and May 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

         Consolidated condensed statements of operations,
         three months and nine months ended February 29, 1996 and
         February 28, 1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

         Consolidated condensed statements of cash flows,
         nine months ended February 29, 1996 and February 28, 1995 (unaudited)  . . . . . . . . . . . . . . . . . .     5

         Notes to consolidated financial statements  (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . .     6

  ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10


PART II.         OTHER INFORMATION

  ITEM 2.        CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

  ITEM 3.        DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

  ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

  INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14


         Exhibit 11  -  Computation of income (loss) per common and common equivalent shares. . . . . . . . . . . .    15

         Exhibit 27  -  Financial data Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MET-COIL SYSTEMS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)

                                                                   February 29,      May 31,
                                                                       1996           1995*
                                                                   (Unaudited)
- --------------------------------------------------------------------------------------------
Current assets
 Cash                                                            $        839      $     159
 Cash, restricted for debt repayment                                       20            750
 Trade receivables, net                                                 5,101          8,436
 Notes and other receivables                                            1,696            968
 Inventories                                                           11,315         13,265
 Prepaid expenses                                                         716          1,413
- --------------------------------------------------------------------------------------------
 Total current assets                                                  19,687         24,991

Property and equipment, net                                             6,180          7,953
Cash, restricted for debt repayment                                       ---            236
Investments and other assets                                            2,321          2,471
Intangibles, net                                                        2,585          3,084
- --------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $     30,773      $  38,735
============================================================================================


Current liabilities
 Notes payable to banks and current maturities of long-term debt $     17,297      $  18,445
 Accounts payable and accrued liabilities                               5,883          9,449
 Customer deposits and progress billings                                2,080          2,367
- --------------------------------------------------------------------------------------------
 Total current liabilities                                             25,260         30,261

Long-term debt                                                            ---          3,838
Other                                                                     493            783

Preferred stock, convertible and redeemable at $13 per share            3,646          3,457

Stockholders' Equity:
Common stock, $.01 par value, authorized 10,000,000 shares;
  1996 issued 3,146,371; 1995 issued 2,932,573                             31             29
Additional paid-in capital                                             16,204         15,809
Retained earnings (deficit)                                           (15,021)       (15,570)
Foreign currency translation                                              289            257
Common stock in treasury, at cost, 28,077 shares                         (129)          (129)
- --------------------------------------------------------------------------------------------
Net equity                                                              1,374            396
- --------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $     30,773      $  38,735
============================================================================================

*Condensed from audited financial statements

See notes to consolidated financial statements

MET-COIL SYSTEMS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)


                                                                 Three Months Ended            Nine Months Ended
                                                                Feb.  29, Feb.  28,          Feb.  29, Feb.  28,
                                                                  1996        1995             1996        1995
                                                                           (Restated)                   (Restated)
- ------------------------------------------------------------------------------------------------------------------
Net revenues                                                   $11,010   $    10,863        $31,825   $    31,370

Cost of goods sold                                               8,578         8,332         25,320        23,562
Operating Expenses                                               1,759         2,340          6,120         7,067
Gain on business sold                                            2,148           ---          2,148           ---
Interest expense, net                                              655           631          2,046         1,823
Other (income) expense, net                                         90            (2)           130           (90)
- ------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                                2,076          (438)           357          (992)
Income taxes                                                       300           ---            300           ---
- ------------------------------------------------------------------------------------------------------------------

Net income (loss)                                              $ 2,376   $      (438)       $   657   $      (992)

Preferred stock dividends                                           54            28            162            76
- ------------------------------------------------------------------------------------------------------------------

Net income (loss) applicable to
common stock                                                   $ 2,322   $      (466)       $   495   $    (1,068)
==================================================================================================================

Weighted average common and
common equivalent shares                                         3,058         2,897          3,011         2,855
==================================================================================================================

Net income (loss) per common and
common equivalent share                                        $  0.76   $     (0.16)       $  0.16   $     (0.37)
==================================================================================================================


MET-COIL SYSTEMS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)


                                                                                                    Nine Months Ended
                                                                                                       February 29,
                                                                                                  1996             1995
                                                                                                                (Restated)
- --------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                             $    657        $    (992)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
  Depreciation                                                                                   1,193            1,241
  Amortization                                                                                     499              330
  Accretion of discount on debt and preferred stock                                                517              427
  Undistributed  (earnings) loss of affiliate                                                        7             (128)
  Gain on sale of business                                                                      (2,148)             ---
- --------------------------------------------------------------------------------------------------------------------------
                                                                                                   725              878
  Changes in assets and liabilities (net of sale of business):
    Trade receivables                                                                            2,579           (1,868)
    Notes and other receivables                                                                   (133)            (291)
    Inventories                                                                                   (280)          (1,760)
    Accounts payable and accrued liabilities                                                    (2,385)           1,083
    Customer deposits and progress billings                                                        375              295
    Prepaid expenses and other                                                                     682             (917)
- --------------------------------------------------------------------------------------------------------------------------
  Net cash flows from operating activities                                                       1,563           (2,580)
- --------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment, net                                                         (141)            (584)
  Other, net                                                                                       (60)             516
- --------------------------------------------------------------------------------------------------------------------------
  Net cash flows from investing activities                                                        (201)             (68)
- --------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments under revolving credit agreements                                                (977)             410
  Repayments of long-term debt                                                                  (1,337)          (1,780)
  Use of restricted cash for debt repayment                                                      1,235              750
  Reduction in Employee Stock Ownership Plan debt guarantee                                        ---              167
  Dividends on preferred stock                                                                     ---              (53)
  Issuance of common stock                                                                         397              356
  Issuance of preferred stock                                                                      ---            1,828
- --------------------------------------------------------------------------------------------------------------------------
  Net cash flows from financing activities                                                        (682)           1,678
- --------------------------------------------------------------------------------------------------------------------------

CASH
  Increase (decrease)                                                                              680             (970)
  Beginning balance                                                                                159            1,304
- --------------------------------------------------------------------------------------------------------------------------

  Ending balance                                                                              $    839        $     334
==========================================================================================================================



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

NOTE 2.  PRIOR PERIOD ADJUSTMENT

         The Company has restated its previously issued fiscal 1994 financial statements and its previously issued fiscal 1995 quarterly financial statements to increase cost of goods sold and decrease work-in-process inventory at May 31, 1994 and at February 28, 1995, as a result of improperly relieving inventory for the cost of items shipped to customers. In addition, the second quarter of fiscal 1995 reflected an adjustment to increase a reserve for an environmental matter that had previously been reduced. These adjustments reduced previously reported February 28, 1995 retained earnings by $1,958,000 and reduced previously reported income for the three month and nine month periods ended February 28, 1995 by $459,000 or $.18 per common share and $1,380,000 or $.51 per common share respectively.

NOTE 3.  INVENTORIES

         The composition of the inventories, using the FIFO method, which ap-proximates replacement cost, is as follows:

                                                      (in thousands)
                                               February 29,     May 31,
                                                   1996           1995
                                              -------------    -----------
                Raw materials & parts .....       $7,412          $9,840
                Work in process ...........        2,753           2,507
                Finished goods ............          670             827
                                                 -------         -------
                                                 $10,835         $13,174
                Increase to LIFO basis ....          480              91
                                                 -------         -------
                                                 $11,315         $13,265
                                                 =======         =======


NOTE 4.  INVESTMENT IN AFFILIATE

         The Company is accounting for its investment in Met-Coil Ltd. (50% owned) by the equity method of accounting. Selected financial information of the investment in affiliate is as follows (in thousands):

                                                            Three Months Ended        Nine Months Ended
                                                            Feb. 29    Feb. 28     Feb. 29       Feb. 28
                                                             1996         1995       1996           1995
                                                          ----------------------    --------------------
                 Net revenues ......................      $   2,007     $  2,795    $ 7,530      $ 5,403
                 Gross profit ......................            544          954      1,907        1,946
                 Operating income  (loss) ..........          (124)          267       (191)         525
                 Net income ........................           (16)          136        (17)         256
                                                          =========    =========    =========   ========
                 Income from equity investments,
                        included in net revenues ...      $    (8)     $      68    $    (7)    $    128
                                                          =========    =========    =========   ========

NOTE 5.  DEBT

         Revolving lines of credit:
           At May 31, 1995 the Company had revolving credit agreements with two banks under which it could borrow up to $2,000,000 from each bank in current notes payable. Borrowings, which can be utilized in the form of a letter of credit facility, are limited pursuant to a borrowing base formula (primarily a certain percentage of eligible trade receivables), bear interest at the banks' prime rate plus 1.5%, require compensating balances of 5% of the committed revolving lines of credit and require the payment of certain fees. The credit agreements originally expired on September 30, 1995. As of May 31, 1995 and February 29, 1996, the Company was not in compliance with various debt covenants of the revolving lines of credit. The Company has been obtaining monthly extensions from the banks and currently the credit agreements expire on April 17, 1996. In connection with the extensions each bank has reduced its lending availability to the Company to $1,050,000. The Company has borrowings of $2,039,000 under these revolving credit agreements at February 29, 1996.

         Senior debt:
           The Company has $9,234,000 of senior notes with two insurance companies. Interest is at 11% payable quarterly. The notes are due in annual payments of $1,000,000 in October, each year with the remaining principal due in October, 2001. As of May 31, 1995 and February 29, 1996, the Company was not in compliance with various covenants of the senior notes. Since waivers of these covenants have not been obtained, the total amount of the senior notes have been classified as current.

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


NOTE 7.  LITIGATION SETTLEMENT

         On January 27, 1996 a payment of $675,000 was due to Construction Technology Inc. ("CTI"). This payment was not made and thus the total amount due under the settlement agreement ($4.4 million) has been classified as current. For further information concerning the 1992 litigation settlement see Note 12 to Financial Statements in the Company's Annual Report on Form 10-K for the year ended May 31, 1995 herein incorporated by reference thereto.

NOTE 8.  SALE OF ROWE MACHINERY

         On February 5, 1996, the Company sold certain assets related to two product lines manufactured at the Rowe facility to Mestex, Inc. The
         sale included the "Rowe" name the technical    know how to produce the
         "Press Feed" and "Cut-to-length" product lines and certain working capital accounts related to these product lines. The Company received $3,000,000 in cash at closing and a note receivable for $600,000. The Company recognized a gain from this transaction of $2,148,000 during the quarter ended February 29, 1996.



NOTE 9.  SUPPLEMENTAL CASH FLOW DATA

                 Cash paid for Interest  .......................      $  1,498           $  1,423
                                                                      =========          =========
                 Income tax refunds ............................      $     ---          $     187
                                                                      =========          =========

                 Supplemental schedule of non-cash investing and financing activities:

                 During the third quarter the Company sold certain assets and liabilities of Rowe for cash (to reduce debt) and a note receivable. The amounts involved were as follows:

                 (Assets sold) liabilities assumed by buyer:

                          Accounts receivable ........................................       (761)
                          Inventory ..................................................     (2,230)
                          Property, plant and equipment, net .........................       (236)
                          Other assets ...............................................        (16)
                          Accounts Payable ...........................................       1,080
                          Accrued liabilities ........................................         101
                          Customer deposits ..........................................         662
                 Expenses incurred ...................................................         (52)
                 Debt reduced ........................................................       3,000
                 Note receivable .....................................................         600
                                                                                             ------
                                  Net gain on sale ...................................       $2,148
                                                                                             ======

                          MET-COIL SYSTEMS CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               THIRD QUARTER AND NINE MONTH RESULTS OF OPERATIONS

         Revenues of $11.0 million for the third quarter increased 1% from $10.9 million in the third quarter of fiscal year 1995. The 1996 third quarter margin of 22% was down slightly from the 1995 third quarter margin. Third quarter 1996 operating expenses of $1.8 million decreased from the prior year third quarter of $2.3 million reflecting the Company's effort to trim costs and eliminate duplicity in operations. The increase in interest expense from the prior third quarter reflects the accretion of interest on preferred stock issued in fiscal 1995. The third quarter 1996 net income of $2,376,000 or $0.76 per common share increased significantly from the 1995 third quarter net loss of $438,000 or $0.16 loss per common share due primarily to a gain recognized on the sale of two product lines at Rowe as well as a reduction in operating expenses.

         For the first three quarters of fiscal 1996 and 1995 reported revenues were $31.8 million and $31.4 million respectively. The 1996 year to date margin of 20% was down from the 1995 year to date margin of 25% due primarily to lower margins recognized by the Lockformer subsidiary during the first quarter of fiscal 1996 as a result of low margin orders on hand at the end of the prior fiscal year. These low margin orders were due to the pricing formula for large distributors implemented in the prior year which decreased margins and which went undetected until the significant 1995 year end inventory write-down. Operating expenses decreased by almost $950,000 from the prior year due to cost cutting measures implemented, and interest expense increased due to preferred stock interest accretion.

         As discussed in Note 2 to the consolidated financial statements, the financial results for the three month and nine month periods ended February 28, 1995 have been restated.

                        LIQUIDITY AND CAPITAL RESOURCES

         An operating working capital deficit of $5.6 million at February 29, 1996 was caused by the classification of $9.2 million of senior notes and $4.4 million of litigation settlement as current (see discussion below) that would have been reflected as long-term had the Company been in compliance with loan covenants and made the $675,000 payment due January 27, 1996. The operating working capital deficit was $5.3 million at May 31, 1995. The Company generated cash from operating activities of $1.6 million for the first nine months of 1996 compared to a use of $2.6 million for the corresponding period last year. Backlog was $13.4 million at February 29, 1996, an increase of 4% over the February 28, 1995 level of $13 million for ongoing operations.

         As a result of the net loss for the year ended May 31, 1995, the Company was in violation of various covenants of the revolving credit agreements and senior notes. Noncompliance with loan covenants permit the lenders to declare the Company in default of its loan agreements and demand repayment of the loans in full. The revolving credit agreements originally expired on September 30, 1995. While the revolving credit agreements have been amended and extended to April 17, 1996 the various covenant violations have not been waived therefore $9.2 million of senior notes have been classified as current at February 29, 1996.

         Additionally, the Company did not make the scheduled January 27, 1996 payment of $675,000 to Construction Technologies, Inc. ("CTI") and therefore the entire litigation settlement of $4.4 million is classified as current at February 29, 1996.

         Currently, the Company is negotiating an agreement with its debt holders to restructure the revolving lines of credit, senior debt and litigation settlement. Management believes this restructuring will take place in the fourth quarter.

         Assuming the current revolving credit agreements are either replaced or further extended or cash flows from on hand balances and from operations are expected to meet the Company's operating and debt service requirements through the remainder of the current fiscal year. In the event the revolving credit agreements are not extended or replaced, the Company would need to raise additional capital in order to continue to meet operating and debt service requirements. There are no assurances that the Company would be able to raise additional capital. If the Company is unable to extend or replace the revolving credit agreement or raise additional capital, the Company would not be able to continue as a going concern without effecting a reorganization or restructuring.

         Dividends of 6% were not paid on the preferred stock when scheduled to be paid on March 31, 1996 due to restrictions as a result of the loan covenant violations, however, it is the Company's intent to pay these dividends when either compliance is achieved or new loan agreements are obtained. The Company continues to omit quarterly common stock dividends due to loan covenants, which prohibit the payment of common stock dividends. It is uncertain when, and if, the Company will pay common stock dividends in the future.

                          MET-COIL SYSTEMS CORPORATION

                          PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

         On March 26, 1996, the loan agreements with the Company's lenders were amended as described in Note 5 to the Financial Statements included in Part 1, Item 1 of this Quarterly Report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         At February 29, 1996, the Company was in violation of certain financial covenants contained in its loan agreements. Since waivers of these violations have not been obtained, $9,234,000 of Senior notes have been classified as current in the Financial Statements in Part 1,
         Item 1 of this Quarterly Report. Additionally a payment due January 27, 1996 for $675,000 was not made to CTI under a litigation settlement agreement. The total amount due to CTI, $4,400,000, has also been classified as current. For further information see "Liquidity and Capital Resources" in Part 1, Item 2 of this Quarterly Report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS --   See Index to Exhibits included elsewhere herein.

     (b)  FORM 8-K  -   A report on Form 8-K was filed on February 5, 1996
                        regarding the sale of certain assets.

                                   SIGNATURES

         Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date: April 15 , 1996     Met-Coil Systems Corporation
                    ----           Joseph H. Ceryanec
                                   Vice President Finance,
                                   Chief Financial Officer and
                                   Chief Accounting Officer



                                   Joseph H. Ceryanec/s/
                                   -----------------------------

                          MET-COIL SYSTEMS CORPORATION

                               INDEX TO EXHIBITS





                                                                            Page

EXHIBIT 11    Computation of Income (Loss) Per Common and
              Common Equivalent Shares  . . . . . . . . . . . . . . . . . .  15

EXHIBIT 27    Financial Data Schedule . . . . . . . . . . . . . . . . . . .  16