Form 10-K405
period 1996-05-31
MET COIL SYSTEMS CORP
filed 1996-09-13
CIK 745469

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                  FORM 10-K 405

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended MAY 31, 1996

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
                Yes    X      No
                     -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates of the registrant on August 23, 1996 based upon the average of the closing bid and asked prices on that date as reported by the Wall Street Journal was $7,216,128

Registrant had 3,120,488 shares of Common Stock, $.01 par value, outstanding as of August 23, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement to be filed with the Commission on or before September 13, 1996 are incorporated by reference into Part III hereof.

                           ANNUAL REPORT NOT INCLUDED

THE COMPANY'S 1996 ANNUAL REPORT TO STOCKHOLDERS, PORTIONS OF WHICH ARE INCORPORATED HEREIN, IS NOT INCLUDED WITH THIS 10-K BUT HAS BEEN SEPARATELY DISTRIBUTED, ACCOMPANIES THIS REPORT, OR IS AVAILABLE UPON REQUEST.

                                   PART I

ITEM 1.    BUSINESS

                                    GENERAL

     Met-Coil Systems Corporation ("Met-Coil"), a holding company, and its operating units (collectively referred to as the "Company") design, engineer, manufacture and market metal forming and fabricating machinery and computer-controlled fabrication systems which produce a wide variety of products from metal coils and sheets. The Company also manufactures and markets high-speed automated material handling and press line automation equipment and systems. Met-Coil's operating units include two wholly-owned subsidiaries--Iowa Precision Industries, Inc. ("Iowa Precision"), The Lockformer Company ("Lockformer") and a joint venture -- Met-Coil Ltd. ("MCL"). See "Description of Operations" below.

     The Company's sheet metal machinery and fabrication systems are designed to process parts from metal coils and blanks in thicknesses up to one-half
inch.   Generally, the equipment operates in an automated, computer-controlled environment and includes high speed roll forming machinery and slitting, shearing and material handling equipment. Fabrication systems manufactured by the Company integrate various pieces of equipment which process coils and blanks into finished metal products.

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

     In fiscal 1996 Met-Coil sold the working capital assets and a majority of the operations of its subsidiary, Rowe Machinery & Automation Inc. ("Rowe") (as further discussed below) and is in the process of dissolving its European operation.

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

Rowe Machinery & Automation, Inc.

     Rowe specializes in the development and manufacture of heavy duty metal coil processing systems. It produces a variety of high speed, automated heavy duty coil stock straightening and feeding systems, press feeding lines, cut-to-length sheeting lines, blanking lines and coil stock handling systems. On February 5, 1996, the Company sold certain assets related to two product lines manufactured at the Rowe facility to Mestex, Inc. The sale included the "Rowe" name, the technical know how to produce the "Press Feed" and "Cut-to-Length" product lines and the working capital accounts related to these product lines. The Company received $3,000,000 in cash at closing and a note receivable for $600,000. This note was collected at May 31, 1996. The Company recognized a gain from this transaction of $2,148,000.

Met-Coil Europe

     Met-Coil and its subsidiaries have had a presence in Europe for over 30 years. During fiscal 1996 the European office (established in fiscal year 1993) was closed and the Company will use independent agents for the marketing of its products in the future.

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

     Iowa Precision and Lockformer rely primarily on independent distributors for their domestic and international sales. Iowa Precision, Lockformer have approximately 33 and 30 domestic distributors and 30 and 28 international distributors, respectively. Many of these distributors represent more than one of the Company's subsidiaries.

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

     A majority of the Company's revenues are currently generated from domestic sources, such sales representing 76%, 83% and 84% of consolidated revenues during fiscal years 1996, 1995, and 1994, respectively. Several of the Company's principal product lines (including its TDC, Vulcan systems, tools, bending and punching machinery) are used for the production of heating, ventilation and air-conditioning (HVAC) ductwork for industrial, commercial and residential buildings and therefore are subject to economic conditions affecting the construction industry. Domestic sales of these product lines represented approximately 56%, 44% and 53% of the Company's sales during fiscal 1996, 1995 and 1994, respectively. Sales to one customer represented 12% of of consolidated revenues during fiscal year 1996.

     The Company's principal raw materials are steel and electronic components, which it can obtain from a variety of sources. The Company has not experienced, and does not anticipate, any significant difficulties in obtaining adequate supplies of raw materials.

                              PRODUCT DEVELOPMENT

     The Company's policy is to develop and produce only those products for which the Company believes it is positioned to obtain and hold a substantial market share. The Company's product development, which results from individual subsidiary effort or from the combined effort of its subsidiaries, involves: a) creation of new products; b) improvements to existing products; and c) design of specific products or modifications of existing products at the request of a customer. Such products or modifications are frequently incorporated into the Company's standard equipment. During fiscal years 1996, 1995 and 1994, the Company spent approximately $1,476,000, $1,362,000, and $1,823,000, respectively, in the aggregate for the three categories described above.

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


                                    BACKLOG

     The Company's backlog of orders at July 31, 1996 was approximately $12.5 million, compared to approximately $19.7 million at July 31, 1995. The change is primarily attributable to the sale of Rowe Machinery and a lower backlog level at Lockformer.

     All orders for machinery and systems not shipped at the end of each period are included in backlog. The Company estimates that all of the present backlog will be shipped within the balance of the current fiscal year ending May 31, 1997. (See Management Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 7 of this 10-K.)

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

     The Company believes that the Iowa Precision and Lockformer names are well known in the sheet metal processing and fabricating industry and that the reputation of the Company for quality products and service provides the Company with a significant competitive advantage. In addition, the Company's ability to design systems that perform most, if not all, of the sheet metal processing and fabricating functions for a given application and the Company's ability to design, build and service most of the computer needs of the Company's systems provide the Company with additional advantages over its competition.


                                   EMPLOYEES

     At May 31, 1996, the Company employed approximately 249 persons, of whom approximately 142 were production employees, 19 were engineering personnel, 11 were sales personnel and the remainder were management and clerical employees. There are currently two collective bargaining agreements covering the production employees at the Lockformer and Iowa Precision plants (totalling approximately 142 employees). These agreements will expire in January 1998 and May 1998, respectively. The Company believes its relations with its employees are satisfactory.

                         EXECUTIVE OFFICERS OF MET-COIL

Name                Age  Position with the Company and five-year background (1)

Raymond H. Blakeman 72   Chairman of the Board of Met-Coil since July 1986 and
                         Chief Executive Officer of Met-Coil from July 1986 to
                         December 1988, from June 1990 to May 31, 1994 and from May 1, 1995 to present.

James D. Heitt      56   Vice President of Met-Coil since August 1990.
                         President of Iowa Precision since July 1986.

John J. Toben       46   Vice President International of Met-Coil since
                         February 1992.  International Marketing Manager June
                         1988 to February 1992.

Joseph H. Ceryanec  35   Vice President Finance and Chief Financial Officer of
                         Met-Coil since May 31, 1994.  Vice President from
                         December 1993 to May 1994.  Senior Manager of Ernst &
                         Young, a public accounting firm, from October 1992 to December 1993, and Manager with Ernst & Young from
                         October 1989 to October 1992.

Jacinto A. Rosa     37   Executive Vice President of Met-Coil since November
                         1994. From 1991 to 1994 President, EPM Corp., a manufacturer of coil winding equipment and automated systems. Prior thereto Director of Marketing for Murata Wiedmann, a manufacturer of sheet metal fabricating equipment and automated systems.


- --------------------
(1) Officers of the Company are elected annually by the Board of Directors and hold office until their successors are elected. Mr. Rosa resigned as an officer and employee of the Company effective September 15, 1996.

ITEM 2. PROPERTIES

     The Company maintains facilities with an aggregate of approximately 311,145 square feet of space for its corporate and subsidiary operations. The Company considers all of its facilities to be in good operating condition and adequate for its current needs.

     The following table summarizes the principal corporate and subsidiary facilities of the Company, both owned and leased:


                                                                       Approx. Area          Owned/
Location                        Primary Function                       in square feet        Leased            Expiration
- --------                        ----------------                       --------------        ------            ----------
Lisle, Illinois                 Lockformer manufacturing,                 85,000             Owned                  --
                                warehousing and offices

Cedar Rapids, Iowa              Iowa Precision                            74,000             Owned (1)              --
                                manufacturing, warehousing
                                and offices

Cedar Rapids, Iowa              Iowa Precision manufacturing               5,000             Leased (2)             --

Dallas, Texas                   Rowe manufacturing,                       72,000             Owned (3)              --
                                warehousing and offices

Rockford, Illinois              Roper Whitney manufacturing,             126,000             Leased (4)           4/1/98
                                warehousing and offices


- -------------------
(1) Being acquired pursuant to a real estate purchase contract. See Notes to Consolidated Financial Statements included in Part IV, Item 14 of this 10-K.

(2) Leased on a month-to-month basis. Ninety (90) day notice of intent to vacate premises required.

(3) In connection with the sale of Rowe, the Company entered into a lease agreement with Mestex, Ltd. The initial term of the lease is 12 months and expires February 4,1997. The lease may then continue on a month to month basis.

(4) In connection with the sale of Roper Whitney, the Company entered into a sublease with the buyer which generally reflects the rents and terms of the original building lease.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to various legal actions, governmental investigations, and proceedings relating to various matters incidental to its business including product liability claims. The Company intends to vigorously defend these matters. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with the Company's counsel and insurers, any liability which may ultimately be incurred, is not expected to materially affect the consolidated financial position and results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year 1996.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Met-Coil's common stock is quoted on the NASDAQ Small Cap Market. The range of high and low bid prices for the common stock, as reported by the Dow Jones Historical Stock Quote Reporter Service are shown below. Prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                BID PRICES
                                           HIGH             LOW
- -------------------------------------------------------------------------------
      FISCAL 1996
      Fourth Quarter ...............     $ 2.50          $ 1.37
      Third Quarter ................       2.00             .75
      Second Quarter ...............       2.00            1.12
      First Quarter ................       3.12            1.50

      FISCAL 1995
      Fourth Quarter ...............     $ 3.37          $ 2.12
      Third Quarter ................       3.50            2.87
      Second Quarter ...............       3.50            2.87
      First Quarter ................       3.25            2.25

- -------------------------------------------------------------------------------

     As of August 23, 1996, there were approximately 1,500 stockholders of record of Met-Coil common stock, par value $.01 per share, excluding approximately 249 employees with vested rights in the Company's ESOP (some of whom otherwise hold shares in the Company).

     No cash dividends were declared on the Company's common stock during the last two fiscal years. See Notes to the Consolidated Financial Statements included in Part IV, Item 14 of this 10-K and Management Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this 10-K for discussions regarding dividend restrictions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    (a)  Changes:
         None
    (b)  Disagreements:
         None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to executive officers of Met-Coil is contained in Part I, Item 1 hereof under the caption "Executive Officers of Met-Coil." The information required by this item as to directors is included under the caption "Election of Directors" in Met-Coil's definitive proxy statement for its 1996 Annual Meeting, and is incorporated herein by reference thereto.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included under the captions "Report on Executive Compensation" and "Summary Compensation Table" in Met-Coil's definitive proxy statement for its 1996 Annual Meeting, and is incorporated herein by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the caption "Security Ownership of Directors and Management" in Met-Coil's definitive proxy statement for its 1996 Annual Meeting, and is incorporated herein by reference thereto.

ITEM 13.  CERTAIN RELATIONS AND RELATED TRANSACTIONS

     The John A. Carver Trust, of which Mr. Carver is a Trustee, holds a first mortgage on unimproved land adjacent to the Lockformer facility. The note calls for interest only payments through August 28, 1997 at prime rate (per Wall Street Journal) plus 5 1/4%, however such rate shall not be less than 11%, with principal due August 28, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

        (3)     List of Exhibits required by Item 601 of Regulation S-K:
                See Index to Exhibits included elsewhere herein.

    (b)         Reports on Form 8-K:
        (1)     Filing on October 6, 1995 regarding change in Auditors.
        (2) Filing on February 16, 1996 regarding sale of Rowe Machinery & Automation, Inc.
        (3) Filing on April 30, 1996 regarding restructuring of revolving lines of credit and senior debt.

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

                                        MET-COIL SYSTEMS CORPORATION



                                   By:  Joseph H. Ceryanec/s/
                                        ----------------------------
                                        Joseph H. Ceryanec
                                        Vice President Finance
                                         and Chief Financial Officer

Date:  September 13, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            TITLE                                             DATE
Raymond H. Blakeman/s/          Director, Chairman of the Board                 September 13, 1996
- -----------------------
Raymond H. Blakeman


Joseph H. Ceryanec/s/           Vice President and Chief Financial Officer      September 13, 1996
- -----------------------
Joseph H. Ceryanec


E. Keith Moore/s/               Director                                        September 13, 1996
- -----------------------
E. Keith Moore


John F. Logan/s/                Director                                        September 13, 1996
- -----------------------
John F. Logan


Gary M. Neal/s/                 Director                                        September 13, 1996
- -----------------------
Gary M. Neal


Roy J. Carver Jr./s/            Director                                        September 13, 1996
- -----------------------
Roy J. Carver Jr.



Michael J. Nonnenmann/s/        Director                                        September 13, 1996
- ------------------------
Michael J. Nonnenmann


                         INDEX TO FINANCIAL STATEMENTS
                         PART IV, ITEM 14 - (continued)


Financial Statements

                                                                                             Page No.
                                                                                             --------
        Five Year Summary ....................................................................  F-1

        Management's Discussion and Analysis of Financial Condition and
        Results of Operations ................................................................  F-2

        Reports of Independent Auditors  .....................................................  F-5 & F-6

        Consolidated Balance Sheets, May 31, 1996 and 1995 ...................................  F-7

        Consolidated Statements of Operations, Three Years Ended May 31, 1996 ................  F-8

        Consolidated Statements of Stockholders' Equity, Three Years Ended May 31, 1996 ......  F-9

        Consolidated Statements of Cash Flows, Three Years Ended May 31, 1996 ................  F-10

        Notes to Consolidated Financial Statements ...........................................  F-11







Financial Statement Schedules



     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     Individual financial statements for equity method investees have been omitted because they are not significant subsidiaries.

Five Year Summary



(In thousands, except per share data)
- ----------------------------------------------------------------------------------------------------------------
Years Ended May 31,                        1996        1995 (b)        1994            1993          1992
                                                      (Restated)
- ----------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
  Net revenues                           $  41,554     $  43,775     $  42,594      $  48,026      $   48,490
  Cost of goods sold                        34,140        35,732        33,832         40,406          41,240
  Selling, general, and
      administrative expenses                7,640         9,495         9,382          9,311          11,821
  Interest expense, net                      2,592         2,690         2,435          2,595           2,219
  Other non-operating (income)
      expense, net                          (1,962)(a)       336           672(a)         850           4,796(c)
- ----------------------------------------------------------------------------------------------------------------
  Loss before income taxes and
    effect of accounting change               (856)       (4,478)       (3,727)        (5,136)        (11,586)
  Income tax credits                           300         - - -           565          1,350           3,351
- ----------------------------------------------------------------------------------------------------------------
  Loss before effect
      of accounting change                    (556)       (4,478)       (3,162)        (3,786)         (8,235)
  Effect of accounting change                - - -         - - -         - - -           (262)(d)         579(e)
- ----------------------------------------------------------------------------------------------------------------
  Net loss                               $    (556)    $  (4,478)    $  (3,162)     $  (4,048)     $   (7,656)
================================================================================================================

  Loss per common share before
      effect of accounting change        $   (0.26)    $   (1.61)    $   (1.16)     $   (1.41)     $    (3.28)
  Effect of accounting change                - - -         - - -         - - -          (0.10)           0.23
- ----------------------------------------------------------------------------------------------------------------
  Net loss per common share              $   (0.26)    $   (1.61)    $   (1.16)     $   (1.51)     $    (3.05)
================================================================================================================
  Weighted average common shares             3,031         2,871         2,719          2,688           2,514
================================================================================================================
BALANCE SHEET DATA:
  Working capital (deficiency)           $   1,754     $  (6,686)    $   5,892      $   8,090      $    8,141
  Property and equipment, net                5,507         7,953         8,751         11,056          12,982
  Total assets                              24,663        37,319        37,099         41,019          48,673
================================================================================================================
  Debt:
      Debt Outstanding                   $  15,515     $  22,283     $  23,816      $  26,266      $   28,024
      Less: Cash restricted for
       debt repayment                        - - -          (986)       (1,959)         - - -           - - -
- ----------------------------------------------------------------------------------------------------------------
      Net debt outstanding                  15,515        21,297        21,857         26,266          28,024
  Preferred stock, convertible
      and redeemable                         3,709         3,457         1,472          - - -           - - -
  Stockholders' equity (deficit)            (1,912)       (1,020)        2,841          4,887           8,212
================================================================================================================
SHARE DATA:
  Dividend per common share              $   - - -     $   - - -     $   - - -      $   - - -      $    - - -
  Book value per common share                 (.61)         (.35)         1.02           1.85            3.11
================================================================================================================


See Notes to Consolidated Financial Statements

     (a)  Note 4   -    Subsidiaries and Affiliates
     (b)  Note 2   -    Prior Period Adjustment
     (c)  Note 12  -    Settlement Agreement
     (d)  Postretirement Benefits
     (e)  Income Taxes

MANAGEMENT'S DISCUSSION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in connection with the Consolidated Financial Statements and Notes thereto, to which references are made elsewhere herein - especially as to Note 2 (prior period restatement) and Note 5 (debt).

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, the percentages which certain items bear to net revenues:


                          Percentage of Net Revenues
                                              1996        1995       1994
                                                       Restated
- --------------------------------------------------------------------------------
Net Revenues                                   100%        100%       100%

Cost of goods sold                              82          81         79
Operating expenses                              18          22         22
Interest expense, net                            6           6          6
Other (income) expense items, net               (4)          1          2
- --------------------------------------------------------------------------------

Loss before income taxes                        (2)        (10)        (9)
Income tax credits                               1          --          1
- --------------------------------------------------------------------------------

Net Loss                                        (1)        (10)        (8)
- --------------------------------------------------------------------------------


     The results reflected above have been restated for 1995 due to a misstatement of inventory at Lockformer at May 31, 1995 as a result of an error in the calculation of the inventory LIFO reserve. See "Restatement" below.

FISCAL 1996 COMPARED TO FISCAL 1995
     Revenues of $41.6 million decreased from $43.8 million in 1995. The reason for the decrease is due to the sale of two significant product lines at Rowe on February 5, 1996. Sales of products related to these two product lines amounted to $4 million for the period from February 5, 1995 to May 31, 1995. Therefore on a comparable basis revenues increased $1.8 million or 4%, reflecting a continued strong sales market. Included in fiscal 1996 revenues are sales of $6.4 million related to the product lines that were sold. International sales were particularly strong and increased from $7.2 million in 1995 to $10.3 million in 1996.

     Fiscal 1996 cost of goods sold as a percentage of revenues were generally consistent with fiscal 1995 with the slight increase attributable to the companies buying in small quantities due to cash constraints throughout much of 1996. The restatement of 1995 cost of goods sold caused a 3% increase as a percentage of net revenues.

     Operating expenses decreased $1.9 million from 1995 to 1996 which represented a 4% decrease as a percentage of net revenues. The large decrease was attributable to the significant reduction in operations at Rowe during the fourth quarter and to cost cutting measures put in place in early 1996 and related to cuts in selling and general and administrative employees due in part to the consolidation of certain functions at Lockformer and Iowa Precision.

     Interest expense decreased slightly from $2.7 million in 1995 to $2.6 million in 1996. The decrease was due to the lower level of borrowing which occurred primarily in the fourth quarter of 1996 offset somewhat by a full year of interest accretion on the preferred stock issued during 1995.

     Other income and expense as noted above includes a $2.1 million gain on the sale of the product lines at Rowe.

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

     Fiscal 1995 cost of goods sold as a percentage of revenues were somewhat higher than fiscal 1994 with improvements at Rowe offset by decreased margins at Lockformer. Operating expenses also were consistent among the two years.

     Interest expense increased from $2.4 million in fiscal 1994 to $2.7 million in fiscal 1995 due to the accretion of interest on preferred stock.

     The 1995 pretax loss was primarily attributable to Lockformer and was not reduced by tax credits as all tax loss carrybacks had been previously utilized and deferred tax assets have been fully reserved due to a history of operating losses.

RESTATEMENT
     As noted in the financial statements (see Note 2 ) the financial results for fiscal 1995 have been restated to reflect an adjustment of $1.4 million related to the May 31, 1995, inventory balance at the Lockformer facility. This adjustment, which reduced inventory and increased cost of goods sold was due to an error in the calculation of the 1995 LIFO reserve.

LIQUIDITY AND CAPITAL RESOURCES
Financial Review

     The Company's total assets were $24.7 million at the end of fiscal 1996 and reflected a $12.7 million or 34% decrease from the prior year end. The decrease was primarily attributable to a $8.7 million decrease in current assets which was the result of the sale of $3.1 million in current assets sold in conjunction with the sale of the Rowe product lines as well as cash management efforts implemented during 1996 to reduce receivables and inventories. Additionally property and equipment related to a previously owned subsidiary was sold during the year.

     Current liabilities decreased $17.2 million from 1995 to 1996 due in large part to the classification of $12 million of senior notes as current in 1995 due to debt covenant violations that were not amended or waived. Of the remaining current liabilities, the current line of credit decreased $856,000, accounts payable decreased $4.1 million and accrued liabilities decreased $495,000. All of these liabilities decreased primarily due to the Company's improved cash flow, especially during the third and fourth quarter of 1996 which allowed the Company to lower current liabilities. Total debt outstanding, excluding the line of credit, decreased $5.9 million. This decrease was primarily attributable to payments made with proceeds of $3.6 million from the sale of the Rowe product lines, application of $986,000 of restricted cash held for debt payments at end of the prior year, $400,000 proceeds from the aforementioned sale of property and equipment, $530,000 from the collection of a note receivable, and cash flows generated from the reduction in receivables and inventories mentioned above. Working capital was $1.8 million at May 31, 1996.

Cash Flows and Commitments
     As a result of the net loss for the year and the restatement of 1995, the Company was in violation with certain financial covenants of its revolving credit and senior note agreements. Due primarily to the Company's continued operational improvement and positive cash flow, the lenders have amended their loan agreement. This amendment waives certain covenant violations and amends certain other financial ratios at May 31, 1996 and for future years. With this amendment management believes the Company will comply with the financial covenants in the future.

     Based on amounts available under the Company's line of credit, which have averaged $1 million since May 31, 1996, and cash flows from operations, the Company expects to meet the cash required for investing and financing activities for fiscal 1997.

     During 1996 the Company paid dividends of 6% on the preferred stock except that in connection with the March 31, 1996 payment, only one-half of the semi-annual payment was made due to restrictions in the senior note agreement. In connection with the recent loan amendment received, the Company will be allowed to pay the remainder of the March 31, 1996 dividend as well as the September 30, 1996 dividend payment. The Company continues to omit quarterly common stock dividends due to loan covenants, which prohibit the payment of common stock dividends. It is uncertain when, and if, the Company will pay common stock dividends in the future.

     As of May 31, 1996 the Company had no commitments for, or need of, significant capital expenditures.

MARKETS AND TRENDS

     The Company is engaged in highly competitive markets with a significant portion of its business related to the domestic HVAC and construction industries. In the early 1990's these industries were depressed, however, lower interest rates and other factors along with the generally improving U.S. economy have resulted in continually improved activity during fiscal 1996. It is expected that this trend will continue in 1997.

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

     The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and the other statements in this Annual report which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of economic conditions, the impact of competition, availability and costs of inventory, the rate of technology change, the availability of capital, supply constraints or difficulties, the effect of the Company's accounting policies, the effect of regulatory and legal developments, and other risks.

NEW ACCOUNTING PRONOUNCEMENTS

     In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." This Statement defines a new "fair value" method of accounting for stock-based compensation expense, and requires certain additional disclosures for these plans. The Statement also allows the retention of the previous "intrinsic value" method of accounting for expense recognition under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company intends to retain the intrinsic value method and, therefore, the new standard will have no effect on the Company's financial position or results from operations.

CORPORATE INFORMATION

PRICE RANGE OF COMMON SHARES:

     Met-Coil's common stock is quoted on the NASDAQ Small Cap Market System. The range of high and low bid prices for the common stock, as reported by the Dow Jones Historical Stock Quote Reporter Service, are shown below. Prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

- ----------------------------------------------------------------------------
                                              Bid Prices
                                         High            Low
- ----------------------------------------------------------------------------
Fiscal 1996
     Fourth quarter                     $2.50           $1.37
     Third quarter                       2.00            0.75
     Second quarter                      2.00            1.12
     First quarter                       3.12            1.50
- ----------------------------------------------------------------------------

Fiscal 1995
     Fourth quarter                     $3.37           $2.12
     Third quarter                       3.50            2.87
     Second quarter                      3.50            2.87
     First quarter                       3.25            2.25
- ----------------------------------------------------------------------------


     As of August 23, 1996, there were approximately 1,500 stockholders of record of Met-Coil common stock, par value $0.01 per share, excluding approximately 249 employees with vested rights in the Company's ESOP (some of whom otherwise hold shares in the Company).

     See Note 5 to the Consolidated Financial Statements and Management Discussion and Analysis of Financial Condition and Results of Operations for discussions regarding dividend restrictions.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Met-Coil Systems Corporation
Cedar Rapids, Iowa

We have audited the accompanying consolidated balance sheet of Met-Coil Systems Corporation and Subsidiaries as of May 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Met-Coil Systems Corporation and Subsidiaries at May 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Cedar Rapids, Iowa
September 12, 1996

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Met-Coil Systems Corporation
Cedar Rapids, Iowa


We have audited the consolidated balance sheet of Met-Coil Systems Corporation and Subsidiaries as of May 31, 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Met-Coil Systems Corporation and Subsidiaries at May 31, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended May 31, 1995, in conformity with generally accepted accounting principles.

The Company's recurring operating losses, working capital deficiency and debt covenant violations (as described in Note 5(C)) raise substantial doubt about the Company's ability to continue as a going concern. The 1995 financial statements do not include any adjustment that might result from the outcome of this uncertainty.



                                                               ERNST & YOUNG LLP

Des Moines, Iowa
July 31, 1995, except for Note 2 as to which the date is September 12, 1996

CONSOLIDATED BALANCE SHEETS


(In thousands, except shares)
- --------------------------------------------------------------------------------------------
May 31,                                                             1996              1995
                                                                                (Restated)
- --------------------------------------------------------------------------------------------
Current Assets
  Cash                                                         $     890         $     159
  Cash, restricted for debt repayment (Note 5)                     - - -               750
  Trade receivables, net  (Note 3)                                 4,585             8,436
  Notes and other receivables                                        303               968
  Inventories (Note 3)                                             8,007            11,849
  Prepaid expenses                                                 1,048             1,413
- --------------------------------------------------------------------------------------------
Total current assets                                              14,833            23,575

Property and equipment:
  Land                                                             1,535             1,983
  Buildings and building improvements                              5,199             6,605
  Machinery and equipment                                          8,901            11,344
  Furniture and equipment                                          3,188             3,152
- --------------------------------------------------------------------------------------------
                                                                  18,823            23,084
  Less accumulated depreciation                                   13,316            15,131
- --------------------------------------------------------------------------------------------
  Net property and equipment                                       5,507             7,953

Cash, restricted for debt repayment (Note 5)                       - - -               236
Investments and other assets  (Note 4)                             1,574             2,471
License fee (Note 3)                                               1,500             1,731
Intangibles, net (Note 3)                                          1,249             1,353
- --------------------------------------------------------------------------------------------
Total Assets (Note 5)                                          $  24,663         $  37,319
============================================================================================
Current liabilities
  Revolving line of credit (Note 5)                            $   2,715         $   3,571
  Current maturities of long-term debt (Note 5)                    3,556            14,874
  Accounts payable                                                 2,958             7,063
  Accrued liabilities                                              1,891             2,386
  Customer deposits                                                1,959             2,367
- --------------------------------------------------------------------------------------------
  Total current liabilities                                       13,079            30,261

Long-term debt (Note 5)                                            9,244             3,838
Deferred income tax credits, net (Note 6)                            140               440
Other (Note 8)                                                       403               343
Commitments and contingencies (Notes 12 and 13)
Preferred stock, convertible and redeemable (Note 10)              3,709             3,457
Stockholders' Equity (Deficit) (Notes 5 and 9):
  Common stock, $.01 par value, authorized 10,000,000,
    1996 issued 3,146,521; 1995 issued 2,932,573                      31                29
  Additional paid-in capital                                      16,205            15,809
  Accumulated deficit (Notes 2 and 4)                            (17,759)          (16,986)
  Foreign currency translation adjustment                           (260)              257
  Cost of common stock reacquired for treasury                      (129)             (129)
- --------------------------------------------------------------------------------------------
Stockholders' equity (deficit)                                    (1,912)           (1,020)
- --------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $  24,663         $  37,319
============================================================================================

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations


(In thousands, except per share data)
- ------------------------------------------------------------------------------------------------------
Years Ended May 31,                                        1996              1995           1994
                                                                           (Restated)
- ------------------------------------------------------------------------------------------------------
Net sales (Notes 4 and 11)                            $  41,654         $  43,693        $  42,423
Equity in affiliate (Note 4)                               (100)               82              171
- ------------------------------------------------------------------------------------------------------
Net revenues                                             41,554            43,775           42,594
Cost of goods sold (Note 2)                              34,140            35,732           33,832
Selling, general and administrative expenses              7,640             9,495            9,382
Interest expense, net                                     2,592             2,690            2,435
(Gain) loss on businesses sold, net (Note 4)             (2,148)            - - -              454
Other expense, net                                          186               336              218
- ------------------------------------------------------------------------------------------------------
Loss before income taxes                                   (856)           (4,478)          (3,727)
Income tax credits (Note 6)                                 300             - - -              565
- ------------------------------------------------------------------------------------------------------
Net loss                                                   (556)           (4,478)          (3,162)

Preferred stock dividends                                   217               130            - - -
- ------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                   $    (773)        $  (4,608)       $  (3,162)
======================================================================================================

Weighted average common
 shares                                                   3,031             2,871            2,719
- ------------------------------------------------------------------------------------------------------
Net loss per common share                             $   (0.26)        $   (1.61)       $   (1.16)
======================================================================================================




See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY (DEFICIT)


(In thousands, except  share data)
- --------------------------------------------------------------------------------------------------------------------------

                                                                               FOREIGN
                                               ADDITIONAL                      CURRENCY                       ESOP
                                   COMMON        PAID-IN      ACCUMULATED    TRANSLATION     TREASURY         DEBT
                                    STOCK        CAPITAL         DEFICIT      ADJUSTMENT       STOCK       GUARANTEE        TOTAL
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1993             $      27   $    15,025     $   (9,216)     $      42     $     (147)    $    (844)   $    4,887
  Net loss                            - - -        - - -          (3,162)         - - -          - - -         - - -        (3,162)
  Issuance of 142,461
    shares (Note 9)                       1           447          - - -          - - -          - - -         - - -           448
  Payments on ESOP debt               - - -         - - -          - - -          - - -          - - -           677           677
  Translation adjustment              - - -         - - -          - - -             (9)         - - -         - - -            (9)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1994             $      28   $    15,472     $  (12,378)     $      33     $     (147)    $    (167)   $    2,841
  Net loss (Restated)                 - - -         - - -         (4,478)         - - -          - - -         - - -        (4,478)
  Issuance of 111,125
    shares (Note 9)                       1           337          - - -          - - -          - - -         - - -           338
  Reissuance of 10,000 shares         - - -         - - -          - - -          - - -             18         - - -            18
  Payments on ESOP debt               - - -         - - -          - - -          - - -          - - -           167           167
  Preferred stock dividend            - - -         - - -           (130)         - - -          - - -         - - -          (130)
  Translation adjustment              - - -         - - -          - - -            224          - - -         - - -           224
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1995 (Restated)  $      29   $    15,809     $  (16,986)     $     257     $     (129)    $   - - -    $   (1,020)
  Net loss                            - - -         - - -           (556)         - - -          - - -         - - -          (556)
  Issuance of 213,948
    shares (Note 9)                       2           396          - - -          - - -          - - -         - - -           398
  Preferred stock dividend            - - -         - - -           (217)         - - -          - - -         - - -          (217)
  Translation adjustment              - - -         - - -          - - -           (517)         - - -         - - -          (517)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1996             $      31   $    16,205     $  (17,759)     $    (260)    $     (129)    $   - - -    $   (1,912)


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
- ------------------------------------------------------------------------------------------------
Years Ended May 31,                                              1996        1995         1994
                                                                          (Restated)
- ------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss                                                   $   (556)    $   (4,478)    $  (3,162)
Adjustments to reconcile net loss to net cash
 provided by (used in) operations:
  Depreciation                                                1,498          1,569         1,798
  Amortization                                                  441            442           344
  Accretion of discount on debt and preferred stock             796            623           505
  (Gain) loss on sale of assets and businesses               (2,148)           ---           454
  Deferred income taxes                                        (300)           ---           ---
  Undistributed earnings of affiliate                           100            (82)         (171)
- ------------------------------------------------------------------------------------------------

                                                               (169)        (1,926)         (232)
  Changes in assets and liabilities:
   Trade receivables                                          3,064         (1,936)        1,303
   Notes and other receivables                                  245            115           (59)
   Income taxes receivable                                      ---            176         1,327
   Inventories                                                1,506         (1,441)       (1,910)
   Accounts payable and accrued liabilities                  (3,334)         2,710            93
   Customer deposits                                            253            809           413
   Other, net                                                   200            133          (486)
- ------------------------------------------------------------------------------------------------

    Net cash provided by (used in) operating activities       1,765         (1,360)          449
- ------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
 Proceeds from the sales of investments and other assets        ---            ---         1,000
 Dividends received from affiliate                               11             34            11
 Purchases of property and equipment                           (251)          (769)         (819)
 Other, net                                                      52            (44)          319
- ------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities         (188)          (779)          511
- ------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Net borrowings (repayments) under
  revolving credit agreements                                  (340)           (19)          168
 Repayments of long-term debt                                (1,381)        (2,180)       (3,814)
 Proceeds from long-term debt                                   ---            ---         1,313
 Deferred loan costs                                           (292)           ---           ---
 (Increase) decrease in cash restricted for debt repayment      986            973        (1,959)
 Issuance of preferred stock                                    ---          1,827         1,472
 Dividends on preferred stock                                  (217)          (130)          ---
 Issuance of common stock                                       398            356           448
 Reduction of ESOP debt guarantee                               ---            167           677
- ------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities         (846)           994        (1,695)
- ------------------------------------------------------------------------------------------------
CASH
 Increase (decrease)                                            731         (1,145)         (735)
 Beginning balance                                              159          1,304         2,039
- ------------------------------------------------------------------------------------------------
 Ending Balance                                            $    890     $      159     $   1,304
================================================================================================


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

     The Company designs, engineers and manufactures metal processing machinery and computer-controlled fabrication systems and sells primarily to customers that manufacture products from sheet metal coils and blanks throughout the world. For the year ended May 31, 1996, sales to one customer represented 12% of net revenues.

SIGNIFICANT ACCOUNTING POLICIES:
PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of Met-Coil Systems Corporation and its subsidiaries, all of which are wholly-owned. All material intercompany transactions have been eliminated.

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

PROPERTY AND EQUIPMENT:

     Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the following estimated useful lives.


                                                YEARS
                                               -------
          Buildings and building improvements  10 - 25
          Machinery and equipment               3 - 10
          Furniture and equipment               4 - 10


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

TRANSLATION OF FOREIGN CURRENCIES:

     Asset and liability accounts of the foreign equity-method investee and the foreign consolidated subsidiary are translated to U.S. dollars using rates of exchange in effect at the balance sheet date. Income statements are translated at average exchange rates during the year. Adjustments arising from translation of the balance sheets to U.S. dollars are included in stockholders' equity (deficit).

LOSS PER SHARE:

     Loss per common share during each of the periods presented is based on the weighted average number of shares outstanding.

RISKS AND UNCERTAINTIES

     The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for uncollectable accounts receivable, recoverability of long-term assets, environmental and product liability accruals and income tax accruals including valuation allowances for deferred income tax assets.

NEW ACCOUNTING PRONOUNCEMENTS:

     In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." This Statement defines a new "fair value" method of accounting for stock-based compensation expense, and requires certain additional disclosures for these plans. The Statement also allows the retention of the previous "intrinsic value" method of accounting for expense recognition under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company intends to retain the intrinsic value method and, therefore, the new standard will have no effect on the Company's financial position or results from operations.

RECLASSIFICATIONS:

     Certain amounts for prior years have been reclassified to conform to current year presentation.

NOTE 2.   PRIOR PERIOD ADJUSTMENT

     The Company has restated its previously issued fiscal 1995 financial statements to increase cost of goods sold and decrease inventories at May 31, 1995, as a result of an error in the calculation adjusting inventories to the LIFO basis. This adjustment reduced previously reported 1995 retained earnings by $1,416,000 and increased previously reported 1995 loss before income taxes and net loss by $1,416,000. This adjustment also increased the net loss per common share to $1.61 from $1.12.

NOTE 3. SUPPLEMENTAL ASSET DATA

ACCOUNTS RECEIVABLE:

     Amounts shown for trade receivables are net of allowances of $210,000 and $222,000 for 1996 and 1995, respectively.

INVENTORIES:

     The composition of the inventories at May 31, using the first-in, first-out (FIFO) method, which approximates replacement cost, is as follows:

        (in thousands)                     1996          1995
                                           ----          ----
        Raw materials and parts         $   7,241     $   9,690
        Work in process                     1,375         2,507
        Finished goods and supplies           580           827
                                        ---------     ---------
                                            9,196        13,024
        Reduction to LIFO basis            (1,189)       (1,175)
                                        ---------     ---------
                                        $   8,007     $  11,849
                                        ---------     ---------

LICENSE FEE AND INTANGIBLES:

     Amounts shown for the license fee are net of accumulated amortization of $1,000,000 and $769,000 for 1996 and 1995, respectively, and the amounts shown for intangibles are net of accumulated amortization of $1,186,000 and $1,082,000 for 1996 and 1995, respectively.

NOTE 4. SUBSIDIARIES AND AFFILIATES

WHOLLY-OWNED SUBSIDIARIES:

     The Company has two significant wholly-owned subsidiaries at May 31, 1996:
Iowa Precision Industries and The Lockformer Company.

SALE OF SUBSIDIARIES:

     On February 5, 1996, the Company sold certain assets related to two product lines manufactured at the Rowe Machinery and Automation subsidiary to Mestex, Inc. The sale included the "Rowe" name, the technical know-how to produce the "Press Feed" and "Cut-to-Length" product lines, and certain working capital accounts related to these product lines. The Company received $3,000,000 in cash at closing and a note receivable for $600,000. This note was collected at May 31, 1996. The Company recognized a gain from this transaction of $2,148,000.

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

AFFILIATE:

     A summary of financial information of Met-Coil Ltd., an affiliate accounted for by the equity method is set forth below:

        (in thousands)           1996    1995    1994
                                ------  ------  -------
        Current assets          $4,316  $6,755  $ 6,577
        Noncurrent assets          351     370      324
                                ------  ------  -------
        Total assets            $4,667  $7,125  $ 6,901
                                ------  ------  -------

        Current liabilities     $3,148  $4,758  $ 5,040
        Noncurrent liabilities     ---     ---      ---
                                ------  ------  -------

        Total liabilities        3,148   4,758    5,040
        Stockholders' equity     1,519   2,367    1,861
                                ------  ------  -------
                                $4,667  $7,125  $ 6,901
                                ------  ------  -------

        Net sales               $9,839  $9,270  $11,416
        Gross profit             2,599   3,192    3,602
        Net income (loss)       $ (200) $  164  $   289

     During 1996 the Company received dividends from Met-Coil Ltd. of $11,000 and in 1995, $34,000. The Company's accumulated deficit includes approximately $686,000, $745,000, and $663,000 of equity in net income of Met-Coil Ltd. at May 31, 1996, 1995, and 1994 respectively.

NOTE 5. DEBT

REVOLVING LINE OF CREDIT:

     At May 31, 1996 the Company had a revolving credit agreement with two insurance companies under which it could borrow up to $3,500,000. Borrowings are limited to a borrowing base formula (certain percentages of eligible trade receivables and inventories), bear interest at 11.5% and require the payment of certain fees. As of May 31, 1996 there was $2,715,000 in borrowings outstanding under this line which expires on April 30, 1999. As of May 31, 1996 the Company was not in compliance with certain financial covenants of the line of credit and senior debt. See "Senior Debt (terms and conditions)" below.

LONG-TERM DEBT:

     Long-term debt as of May 31 consisted of the following:
     (in thousands)                                              1996     1995
                                                                 ----     ----
     Senior notes (A)                                         $ 7,290  $12,750
     Litigation settlement (Note 12)                            4,170    4,080
     First mortgage on unimproved land (B)                      1,300    1,300
     Industrial revenue bonds, variable interest
       rate, 7.65% at May 31, 1995                                ---      400
     Real estate contract, installments through May, 1997
       with interest rate of 9%                                    40      114
     Equipment notes, contracts payable and other, due in
       various installments, including interest at 8% to 12%      ---       68
                                                              -------  -------
                                                              $12,800  $18,712
     Less current maturities                                    3,556   14,874(c)
                                                              -------  -------
                                                              $ 9,244  $ 3,838
                                                              -------  -------
     Cash restricted for payment of debt                      $   ---  $   986
                                                              -------  -------

(A) The Company has $7,290,000 of senior notes with two insurance companies. Interest is at 11.5% payable monthly. The notes are due in monthly principal payments of $110,000 plus interest. Additionally there is a payment of $1,200,000 due on April 18, 1997. As of May 31, 1996 the Company was not in compliance with certain financial covenants of the senior notes. See "Senior Debt (terms and conditions)" below.

(B) The Company obtained a first mortgage on unimproved land adjacent to the Lockformer plant. The mortgage is held by a trust of which the trustee is a director of the Company. Effective August 28, 1996 the mortgage note was renegotiated with interest only payments through August 28, 1997 at prime rate (per Wall Street Journal) plus 5 1/4%, however such rate of interest shall not be less than 11%, with principal due August 28, 1997.

(C) As of May 31, 1995 the Company was not in compliance with various loan covenants of the senior notes and revolving line of credit, since waivers of these violations had not been obtained, $12,000,000 of senior notes had been classified as current.

The aggregate maturities of the long-term debt for years ending May 31 are as follows:

     (in thousands)


     1997                       $ 3,556
     1998                         3,228
     1999                         1,868
     2000                         1,814
     2001                         1,255
     Thereafter                   1,079
                                -------
                                $12,800
                                -------

SENIOR DEBT  (terms and conditions):

     The covenants and other provisions of both the senior notes payable agreements and revolving credit agreements (described above) are the same.

     Borrowings are collateralized by substantially all of the Company's assets. The agreements contain various restrictive covenants, which among other things, prohibit the payment of dividends, specify the application of proceeds from significant asset sales (primarily to the reduction of senior debt), and require the maintenance of certain financial ratios and amounts. At May 31, 1996 the Company was not in compliance with various financial covenants and, subsequent to year end, the Company and the two insurance companies amended the senior notes. The amendment waives certain covenant violations and amends certain other financial ratios at May 31, 1996 and for future years. With these amendments it is expected that the Company will comply with the financial covenants in the future.

FAIR VALUES:
     The estimated fair values of the Company's debt instruments approximate their carrying values due to the recent debt refinancing.

NOTE 6.INCOME TAXES

     The provision for income tax credits is made up of the following components for the years ended May 31:

(in thousands)                                      1996            1995            1994
                                                   ------          ------          ------
Current tax expense (credit):
  Federal                                          $  ---          $  ---          $ (494)
  State                                               ---             ---             (71)
  Foreign                                             ---             ---             ---
                                                   ------          ------          ------
                                                      ---             ---            (565)
Deferred tax expense (credit) - Federal              (300)            ---             ---
                                                   ------          ------          ------
                                                   $ (300)         $  ---          $ (565)
                                                   ------          ------          ------

     Deferred tax expense (credit) results from temporary differences in the recognition of revenue and expense for income tax and financial statement purposes. The sources of these differences and the tax effect of each are as follows for the years ended May 31:


   (in thousands)                                   1996            1995            1994
                                                   ------          ------          ------
   Excess of tax over book depreciation            $ (109)         $  (189)        $ (523)
   Change in basis difference of inventory            154              128            116
   Accruals not currently deductible                  (40)              72            193
   Investment in affiliate                            (83)             348            (74)
   Settlement expense not deductible until paid       (64)             207            512
   Net operating loss carryforwards                  (111)          (1,984)          (753)
   Tax credit carryforwards                           ---             (320)           ---
   Deferred tax asset valuation allowance             ---            1,561            475
   Other                                              (47)             177             54
                                                   ------          -------         ------
                                                   $ (300)         $   ---         $  ---
                                                   ------          -------         ------

    Deferred tax (liabilities) assets are composed of the following as of May 31:

   (in thousands)                                                   1996            1995
                                                                   ------          ------
   Liabilities:
   Basis difference of property and equipment                      $(1,754)        $(1,863)
   Basis difference of inventory                                      (532)           (378)
   Undistributed earnings of affiliate                                (243)           (326)
   Other                                                               (22)            (69)
                                                                   -------         -------
    Gross deferred tax liabilities                                  (2,551)         (2,636)
                                                                   -------         -------
   Assets:
   Net operating loss carryforwards                                  4,310           4,199
   Settlement loss                                                     937             873
   Various accruals not presently deductible                           440             400
   Tax credit carryforwards                                            724             724
                                                                   -------         -------
   Gross deferred tax assets                                         6,411           6,196
   Deferred tax assets valuation allowance                          (4,000)         (4,000)
                                                                   -------         -------
   Net deferred tax assets                                           2,411           2,196
                                                                   -------         -------
   Net deferred tax liabilities                                    $  (140)        $  (440)
                                                                   -------         -------

     Total reported income tax (credits) applicable to the Company's operations varies from the amount that would have resulted by applying the federal income tax rate of 34% to loss before income tax credits for the following reasons for the years ended May 31:

        (in thousands)                                         1996          1995          1994
                                                            ----------   -----------    ----------
        Income tax credit at statutory
         federal income tax rate                            $     (291)  $    (1,522)   $   (1,267)
        State tax credit, net of federal tax                       ---           (31)          (47)
        Deferred tax asset valuation allowance                     ---         1,546           475
        Nondeductible amortization of intangibles                   31            34            34
        Rate differential on loss carrybacks                       ---           ---           203
        Other                                                      (40)          (27)           37
                                                            ----------   -----------    ----------
                                                            $     (300)  $       ---    $     (565)
                                                            ----------   -----------    ----------

     At May 31, 1996 the Company has tax net operating loss carryforwards of $12,300,000 available under provisions of the Internal Revenue Code to be applied against future federal taxable income. These carryforwards expire through May 31, 2011. At May 31, 1996 the Company also has approximately $ 76,000 of alternative minimum tax (AMT) credit carryforwards available to offset regular tax in future years to the extent that the regular tax exceeds AMT. The credits do not have expiration dates. The Company also has approximately $480,000 of general business credit carryovers which expire through May 31, 2000.

NOTE 7. RETIREMENT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN:

     The Company has an Employee Stock Ownership Plan (ESOP) for the benefit of employees who meet the eligibility requirements. The Plan holds 220,564 shares of common stock at May 31, 1996. The Company makes cash payments to the Plan, consisting of contributions and dividend payments, in an amount sufficient for it to satisfy ongoing plan requirements.

     Cash contributions to the Plan were $2,000, $167,000, and $675,000 for the years ended May 31, 1996, 1995 and 1994, respectively. For financial statement purposes, expense for the Plan is determined based on the percentage of shares allocated to participants each period. Cash contributions of $54,000 are reflected as prepaid at May 31, 1996. The amount charged to expense was $295,000, $301,000 and $324,000 for the years ended May 31, 1996, 1995 and 1994 respectively.

PROFIT-SHARING 401(K) PLAN:

     The Company has a qualified profit-sharing plan under Internal Revenue Code Section 401(k) for those employees who meet certain eligibility requirements set forth in the plan. The Company makes contributions to the plan based upon predetermined percentages of the employees' compensation. Additional amounts may be contributed at the option of the Company's Board of Directors. The retirement expense for the fiscal years ended May 31, 1996, 1995 and 1994 was $335,000, $367,000, and $377,000, respectively.

DEFINED BENEFIT PLANS:

     The Company's Lockformer subsidiary has two defined benefit pension plans covering substantially all of its employees. The following table includes aggregate amounts for the plans' funded status and amounts recognized in the accompanying financial statements as of May 31, 1996 and 1995:

        (in thousands)                                                                      1996         1995
                                                                                        -----------   -----------
        Actuarial present value of benefit obligations:
          Accumulated benefit obligation, including
          vested benefits 1996 $(2,369); 1995 $(2,246)                                  $    (2,394)  $    (2,259)
                                                                                        -----------   -----------
        Projected benefit obligation                                                    $    (2,394)  $    (2,259)
        Plan assets at fair value (consisting primarily of
          fixed income obligations)                                                           2,864         2,674
                                                                                        -----------   -----------
        Plan assets in excess of projected benefit obligation                           $       470   $       415
        Unrecognized net gain                                                                  (267)         (196)
        Unrecognized prior service cost                                                          49            14
        Unrecognized transition asset                                                           (75)          (84)
                                                                                        -----------   -----------
        Prepaid expense included on balance sheet                                       $       177   $       149
                                                                                        -----------   -----------

        Net pension cost (credit) for 1996 and 1995 includes the following components:
        (in thousands)                                                                      1996          1995
                                                                                        -----------   -----------
        Service cost                                                                    $        39   $       155
        Interest cost on projected benefit obligation                                           181            45
        Actual return on plan assets                                                           (344)         (119)
        Net amortization and deferral                                                            96          (118)
                                                                                        -----------   -----------
                                                                                        $       (28)  $       (37)
                                                                                        -----------   -----------

     During 1993 Lockformer curtailed one of the defined benefit pension plans and recognized a curtailment loss of $107,000. The plan was frozen on May 31, 1994, and, when finally settled, any additional gains or losses are not expected to be significant to the Company's operations.

     Assumptions used by the Company in the determination of pension plan information consisted of the following as of May 31:


                                                     1996  1995  1994
                                                     ----  ----  ----
        Discount rate                                8.0%  8.0%  7.5%
        Expected long-term rate of return            9.0   9.0   9.0
        Long-term inflation rate                     5.5   5.5   5.5

NOTE 8. POSTRETIREMENT BENEFITS

     The Company has been providing postretirement health insurance for a limited group of current retirees. Effective May 31, 1993 the Company provided benefits pursuant to a fixed payment schedule per participant which is immune to inflationary pressures. Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits" (FAS 106) requires the cost of providing such postretirement benefits over the retirees' average remaining life expectancy be accrued, rather than charged to expense as incurred. In applying FAS 106, the Company immediately recognized the Accumulated Postretirement Benefit Obligation (APBO). A discount rate of 8% was used to determine the APBO. The APBO was $182,000 and $207,000 at May 31, 1996, and 1995 respectively.

NOTE 9. CAPITAL STOCK

OPTIONS:

     Effective June 4, 1993 the Company adopted the 1993 Employee Stock Option Plan due to the expiration of the 1983 Incentive Stock Option Plan. Under the terms of the plan options to purchase 300,000 shares of the Company's common stock at fair market value at the date of grant may be granted to employees of the Company. At May 31, 1996, options for 151,600 shares at exercise prices ranging from $1.625 to $6.75 per share had been granted and were outstanding, 88,450 of which were exercisable. The options become exercisable at the rate of 25% per year, on a cumulative basis.

EMPLOYEE STOCK TRUST:

     The Company has a grantor trust, established May 31, 1993, to which it is authorized to contribute up to 400,000 common shares. As of May 31, 1995 the Company held 169,671 shares in the trust and in January 1996, the Company issued an additional 50,000 shares to the Trust. The proceeds from the market sale of the shares over time, at expected appreciated values, will be used to fund various employee benefits. During the year ended May 31, 1996, 189,020 common shares were issued to the Company's 401(k) plan and 24,928 common shares were issued to fund other benefits.

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

NOTE 11. EXPORT SALES

Export sales by geographical area for the years ended May 31 are:

(In Thousands)                 1996                    1995                    1994
                               ----                    ----                    ----
                        Amount        % *      Amount         % *     Amount           % *
                        ------       ----      ------        ---      ------           ---
Canada                  $   392       1%       $1,180         3%      $1,240             3%
Europe                    1,960       5         3,592         8        1,525             4
Far East                  3,792       9         1,477         3        2,672             6
Australia                   584       1           319         1           32          ----
Central/South America     2,097       5           316         1          818             2
Other                     1,433       3           347         1        1,033             2
                          -----    ----         -----      ----       ------          ----
                        $10,258      24%       $7,231        17%      $7,320            17%
                         ------    ----         -----      ----       ------          ----


     *  Percent to net sales

NOTE 12. LITIGATION AND CONTINGENT LIABILITIES

SETTLEMENT AGREEMENT:

     In January, 1992 the Company and its Lockformer subsidiary reached a Settlement Agreement to settle lawsuits filed against the companies by Construction Technologies Inc. ("CTI"). The suits alleged patent infringement, among other things, against Lockformer's Vulcan cutting system. Under the terms of the Settlement Agreement CTI granted Lockformer a royalty bearing license. In return, Lockformer agreed to pay CTI, in addition to royalties due under the license, $7.3 million (discounted at 11%) over a 15 year period. As of May 31, 1996 the Company is required to pay CTI $675,000 annually through January, 2005 with a final payment of $175,000 due January 27, 2006. In addition, the Company is required to pay $50,000 per month through December, 1996 as the result of deferring certain amounts of the January, 1996 payment.

     The agreement also provides for prepayments equal to (i) 25% of Lockformer's pre-tax profits exceeding $600,000 up to $1.0 million in any single fiscal year; (ii) 35% of its pre-tax profits exceeding $1.0 million in any single fiscal year; (iii) 50% of the profits of any sale of its capital assets other than trade-ins of capital assets for upgrades or replacements; and
(iv) 30% of any non-recurring gains of Lockformer other than those resulting from trade-ins of capital assets for upgrades or replacements. To collateralize these obligations, Lockformer has granted CTI a second lien on all of its assets.

     Under the terms of the Settlement Agreement, an unrelated supplier also agreed to pay CTI $100,000 by January 27, 1993 and $50,000 each year for 15 years beginning January 27, 1993.

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

     The cost of the license was determined by CTI in conjunction with the Settlement Agreement. The Company is amortizing the license fee on a straight line basis over the life of CTI's patent, and believes it is properly reflecting its value.

GENERAL:

     The Company is subject to various legal actions, governmental investigations, and proceedings relating to various matters incidental to its business including product liability and environmental claims. The Company intends to vigorously defend these matters. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with the Company's counsel and insurers, any liability which may ultimately be incurred, is not expected to materially affect the consolidated financial position and results of operations of the Company.

NOTE 13. LEASES

     The Company leases a building under a noncancelable agreement expiring on April 1, 1998 and requiring annual rentals of $340,000 plus payment of property taxes, maintenance and insurance. In connection with the sale of Roper Whitney (see Note 4) the Company entered into a sublease with the buyer which generally reflects the rents and terms of the original building lease. The minimum rental commitments and amounts due under sublease for this operating lease are $340,000 for 1997 and $283,000 for 1998.
     The Company also leases automobiles and other facilities and equipment on short-term leases. The minimum rental commitments for these operating leases are $112,000 and $102,000 for 1997 and 1998, respectively.
     Net rental expense for fiscal years 1996, 1995, and 1994 is $147,000, $56,000 and $377,000 respectively.


NOTE 14.SUPPLEMENTAL CASH FLOW DATA

Supplemental data for years ended May 31 are:

(in thousands)                        1996          1995            1994
                                      ----          ----            ----
Cash payments (receipts) for:
 Interest                          $ 1,913        $ 2,101         $ 2,018
                                     -----          -----           -----
 Income tax refunds                $    --        $  (176)        $(1,850)
                                     -----          -----           -----

  Supplemental data of noncash operating, investing and financing activities:

     During the year ended May 31, 1996 the Company sold certain assets and liabilities of Rowe and recognized a gain on the sale of $2,148,000. The assets sold were: inventories $2,230,000, accounts receivable $761,000, plant and equipment, net $236,000 and other assets of $16,000. Liabilities assumed by the buyer were: accounts payable $1,080,000, customer deposits $662,000 and accrued liabilities of $101,000. The proceeds of $3.6 million from this sale were paid directly to the Company's lenders to retire debt.

     Additionally, during the year ended May 31, 1996 the Company restructured its debt and in connection therewith received a discount of $516,000 from its prior lenders. However, the Company also collected a note receivable for $709,000 in advance of its maturity and recognized a discount of $179,000 and sold non-operating assets with a net book value of $493,000 for $400,000. The Company also received insurance proceeds of $485,000 related to a fire at the Rowe facility and these funds were paid directly to the Company's lenders to reduce debt and the Company also reduced the net book value of property and equipment.

     During the years ended May 31, 1996 and 1995 the Company's foreign currency translation adjustments increased (decreased) stockholders' equity (deficit) by ($517,000) and $224,000, respectively.

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

                              INDEX TO EXHIBITS
                     FORM 10-K FOR YEAR ENDED MAY 31, 1996


Exhibit                            Description
  No.

3.1 Restated Certificate of Incorporation of the Registrant, as amended--incorporated by reference to Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended Nov. 30, 1987.

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

10.2 The Registrant's Incentive Compensation Plan -- incorporated by reference to Exhibit 4(a) of the Registrant's Registration Statement on Form S-8 filed with the Commission on April 6, 1987 (Registration No. 33-13014).

10.3 The Lockformer Company Employees Retirement Plan (as amended and restated effective as of August 1, 1989). (4)

10.4 Met-Coil Systems Corporation Employee Stock Ownership Plan and Trust--incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed with the Commission on October 21, 1985 (Registration No. 2-99971).

10.7 Agreement, dated January 29, 1995, between The Lockformer Company and District Lodge No. 8, International Association of Machinists and Aerospace Workers. (5)

10.8 Agreement, dated June 1, 1995, between Iowa Precision Industries, Inc. and Local Union 263, Sheet Metal Workers International Association. (5)

10.9 Building Lease Agreement, dated April 11, 1988, by and between Roper Whitney Corporation and Industrial Machinery, Systems and Supply, Inc. (1)

10.10 Met-Coil Systems Corporation Non-Employee Director Restricted Stock Plan, effective October 15, 1987--incorporated by reference to Exhibit
        10.33 of the Registrant's Annual Report Form 10-K for the fiscal year ended May 31, 1988.

10.27 Settlement agreement among Construction Technology, Inc., Met-Coil Systems Corporation, The Lockformer Company, Inc., and Mechanical Data, Inc., dated as of January 27, 1992. (2)

10.31 Met-Coil Systems Corporation Retirement Plan as amended and restated effective Sept. 16, 1992. (3)

10.32   The Registrant's 1993 Employee Stock Option Plan. (4)

10.33 Mortgage note agreement dated Feb.28,1994 between Registrant and the John A. Carver 1983 Trust. (4)

10.39 The Lockformer Company Employees Pension Plan as amended and restated effective June 28, 1987. (5)

10.40 Amended and restated note agreement dated April 18, 1996 by and between Met-Coil Systems, Iowa Precision Industries, The Lockformer Company, Principal Mutual Life Insurance Company, and Modern Woodmen of American Incorporated by reference to Registrant's current report on Form 8-K dated April 18, 1996 (as filed with the Commission on April 29, 1996).

22      Subsidiaries of the Registrant




- ---------------------
(1) Exhibit is incorporated by reference to Exhibit 2 of the Registrant's Current Report of From 8-K, dated May 1, 1989 (as filed with the Commission on May 16, 1989).

(2) Exhibit is incorporated by reference to similarly numbered exhibit of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

(3) Exhibit is incorporated by reference to similarly numbered exhibit of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1993.

(4) Exhibit is incorporated by reference to similarly numbered exhibit of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

(5) Exhibit is incorporated by reference to similarly numbered exhibit of the registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1995.

     Exhibit filed with this Form 10-K but not included herein.   Available
     upon request.