Form 10-Q
period 1996-08-31
MET COIL SYSTEMS CORP
filed 1996-10-15
CIK 745469

                                       INDEX TO EXHIBITS  - PAGE   11   OF   12
                                                                   --        --
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   ---------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     AUGUST 31, 1996
                                       --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ________________

                      Commission file number     0-14057
                                                 -------

                          MET-COIL SYSTEMS CORPORATION
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         DELAWARE                                                 42-1027215
----------------------------------------------          ---------------------
(State or Other Jurisdiction of Incorporation)          (I.R.S. Employer No.)

 5486 SIXTH STREET SW,  CEDAR RAPIDS,  IOWA                            52404
-------------------------------------------                        ----------
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's telephone number, including area code:    (319) 363-6566

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
                                                    Yes     X       No
                                                         -------       -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes            No
                             ------        -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 3,120,361
                                                ---------

                          MET-COIL SYSTEMS CORPORATION

                                     INDEX


PART I.  FINANCIAL INFORMATION
                                                                                                                     PAGE
                                                                                                                     ----
  ITEM 1.        FINANCIAL STATEMENTS
         Consolidated condensed balance sheets, August 31, 1996
         (unaudited) and May 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

         Unaudited consolidated condensed statements of operations, three months ended August 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

         Unaudited consolidated condensed statements of cash flows, three months ended August 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

         Notes to consolidated condensed financial statements  (unaudited)  . . . . . . . . . . . . . . . . . . . . . . 6

  ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8


PART II.         OTHER INFORMATION

  ITEM 2.        CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  ITEM 3.        DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

  ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . . . 9

  ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

  INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11


         Exhibit 11  -  Computation of income (loss) per common
                                    and common equivalent shares  . . . . . . . . . . . . . . . . . . . . . . . . . .  12

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MET-COIL SYSTEMS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except shares)



                                                       August 31,      May 31,
                                                          1996          1996
                                                        (Unaudited)    (Note)
-----------------------------------------------------------------------------
Current assets
 Cash                                                $     511      $     890
 Trade receivables, net                                  4,836          4,585
 Notes and other receivables                               635            303
 Inventories                                             8,530          8,007
 Prepaid expenses                                          991          1,048
-----------------------------------------------------------------------------
 Total current assets                                   15,503         14,833

Property and equipment, net                              5,340          5,507
Investments and other assets                             1,588          1,574
Intangibles, net                                         2,650          2,749
-----------------------------------------------------------------------------
TOTAL ASSETS                                         $  25,081      $  24,663
=============================================================================


Current liabilities
 Revolving lines of credit                           $   2,896      $   3,392
 Notes payable to banks and current maturities
  of long-term debt                                      4,741          2,879
 Accounts payable and accrued liabilities                4,341          4,849
 Customer deposits                                       2,465          1,959
-----------------------------------------------------------------------------
 Total current liabilities                              14,443         13,079

Long-term debt                                           7,674          9,244
Other                                                      528            543

Preferred stock, convertible and redeemable at $13
 per share                                               3,771          3,709

Stockholders' Equity (deficit):
Common stock, $.01 par value, authorized 10,000,000
 shares; 1997 issued 3,146,938; 1996 issued 3,146,521       31             31

Additional paid-in capital                              16,236         16,205
Accumulated deficit                                    (17,240)       (17,759)
Foreign currency translation                              (260)          (260)
Common stock in treasury, at cost,  26,557 and
 28,000 shares respectively                               (102)          (129)
-----------------------------------------------------------------------------
Net equity (deficit)                                    (1,335)        (1,912)
-----------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $  25,081      $  24,663
=============================================================================


Note:  Condensed from audited financial statements

See notes to consolidated financial statements

MET-COIL SYSTEMS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)



                                           Three Months Ended
                                                August 31,
                                              1996        1995
--------------------------------------------------------------
Net revenues                             $   8,679   $   9,654

Cost of goods sold                           6,861       8,114
Operating Expenses                           1,196       2,241
Interest expense, net                          519         693
Other (income) expense, net                   (416)        (47)
--------------------------------------------------------------

Income (loss) before income taxes              519      (1,347)
Income taxes                                   ---         ---
--------------------------------------------------------------

Net income (loss)                        $     519   $  (1,347)

Preferred stock dividends                      ---          54
--------------------------------------------------------------

Net income (loss) applicable to
common stock                             $     519   $  (1,401)
==============================================================

Weighted average common and
common equivalent shares                     3,120       2,942
==============================================================

Net income (loss) per common and
common equivalent share                  $    0.17   $   (0.48)
==============================================================


See notes to consolidated financial statements

                                                               Page 5 of 12
MET-COIL SYSTEMS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                           Three Months Ended
                                                               August  31,
                                                           1996          1995

------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $  519      $ (1,347)
Adjustments to reconcile net income (loss) to net
 cash flows from operating activities:
  Depreciation                                              465           422
  Amortization                                               99            88
  Accretion of discount on debt and preferred stock         169           177
  Undistributed loss of affiliate                           ---            42
------------------------------------------------------------------------------

                                                          1,252          (618)
  Changes in assets and liabilities:
     Trade receivables                                     (251)        1,411
     Notes and other receivables                           (732)          301
     Inventories                                           (523)         (137)
     Prepaid expenses and other                             269           323
     Accounts payable and accrued liabilities              (349)       (1,901)
     Customer deposits and progress billings                506         1,061
------------------------------------------------------------------------------
  Net cash flows from operating activities                  172           440
------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment, net                  (298)         (115)
  Other, net                                                ---           (42)
------------------------------------------------------------------------------
  Net Cash Flows From Investing Activities                 (298)         (157)
------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments under revolving credit agreements          181          (179)
  Repayments of long-term debt                             (492)          (86)
  Issuance of common stock                                   58           185
------------------------------------------------------------------------------

  NET CASH FLOWS FROM FINANCING ACTIVITIES                 (253)          (80)
------------------------------------------------------------------------------

CASH
  Increase (decrease)                                      (379)          203
  Beginning balance                                         890           159
------------------------------------------------------------------------------

  Ending balance                                         $  511      $    362
==============================================================================

See notes to consolidated financial statements

                          MET-COIL SYSTEMS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  PRESENTATION OF FINANCIAL INFORMATION

                 The unaudited consolidated condensed financial statements have been prepared by the Company in accordance with the instructions for Securities and Exchange Commission's Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The unaudited consolidated condensed financial statements include the accounts of the Company and its subsidiaries. All material intercompany items and transactions have been eliminated in the consolidation.
                 In the preparation of the unaudited amounts, all adjustments (consisting solely of normal recurring adjustments) have been made which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. It is suggested that the unaudited consolidated condensed financial statements contained herein be read in conjunction with the consolidated statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1996.


NOTE 2.  INVENTORIES

                 The composition of the inventories, using the FIFO method, which approximates replacement cost, is as follows:

                                                      (in thousands)
                                                August 31,       May 31,
                                                   1996           1996
                                               ----------       --------
       Raw materials & parts...........         $ 7,884         $ 7,241
       Work in process   ..............           1,417           1,375
       Finished goods    ..............             418             580
                                                -------         -------
                                                $ 9,719         $ 9,196
       Reduction to LIFO basis  .......         ( 1,189)        ( 1,189)
                                                -------         -------
                                                $ 8,530         $ 8,007
                                                =======         =======



                   NOTES TO FINANCIAL STATEMENTS  (Unaudited)

NOTE 3.  INVESTMENT IN AFFILIATE

                 The Company is accounting for its investment in Met-Coil Ltd. (50% owned) by the equity method of accounting. Selected financial information of the investment in affiliate is as follows (in thousands):

                                                                             Three Months Ended
                                                                                 August 31,
                                                                            1996            1995
                                                                          ----------------------
                 Net revenues ....................................        $ 2,230        $ 1,495
                 Gross profit ....................................            805            423
                 Operating income  (loss).........................              9           (195)
                 Net income (loss) ...............................              1            (84)
                                                                          =======        =======
                 Income (loss) from equity investments,
                        included in net revenues .................        $   ---        $   (42)
                                                                          =======        =======

NOTE 4.  DEBT

                 Revolving lines of credit:
                    At May 31, 1996 the Company had a revolving credit
                 agreement with two insurance companies under which it could borrow up to $3,500,000 in current notes payable. Borrowings are limited pursuant to a borrowing base formula (certain percentages of eligible trade receivables and inventories), bear interest at 11.5% and require the payments of certain fees. The credit agreement expires on April 30, 1999. The Company was not in compliance with the various financial convenants contained in its note agreements as of August 31, 1996 and at May 31, 1996. However, the Company and two insurance companies amended the note agreement effective September 11, 1996 and the Company currently is in compliance with the covenants as amended.

                 Senior debt:
                     At August 31, 1996 the Company has $6,960,000 of senior
                 notes with two insurance companies. Interest is at 11.5% payable monthly. The notes are due in monthly payments of $110,000 plus interest. Additionally there is a payment of $1,200,000 due on April 18, 1997. The Company was not in compliance with the various financial convenants contained in its note agreements as of August 31, 1996 and at May 31, 1996. However, the Company and two insurance companies amended the note agreement effective September 11, 1996 and the Company currently is in compliance with the covenants as amended.

                 For additional information concerning the Company's loan agreements and accompanying terms and restrictions see Note 5 to Financial Statements in the Company's Annual Report on Form 10-K for the year ended May 31, 1996 herein incorporated by reference thereto.

NOTE 5.  SUPPLEMENTAL CASH FLOW DATA
                 Cash paid for Interest ...............    $  333   $  480
                                                           ======   ======

                          MET-COIL SYSTEMS CORPORATION

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

               FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

         Revenues of $8.6 million for the first quarter decreased 11% from $9.7 million in the first quarter of fiscal year 1996 due primarily to the sale of Rowe Machinery on February 5, 1996. The 1997 first quarter margin of 21% increased from a 1996 first quarter margin of 16%.

         Operating expenses were down significantly compared to the prior year, primarily due to the sale of Rowe Machinery and cost cutting measures implemented during the fiscal year ended May 31, 1996. Interest expense also experienced a significant decrease compared to the prior year due primarily to a lower level of borrowing during the first quarter 1997 on the Company's revolving lines of credit and reduction of long term debt during the prior fiscal year. Other income and expense increased over the prior year due to the recognition of $450,000 related to the settlement of a long standing lawsuit in the first quarter of fiscal 1997. The first quarter 1997 net income of $519,000 or $0.17 earnings per common share compares to a first quarter 1996 net loss of $1.3 million or $0.48 loss per common share.

                        LIQUIDITY AND CAPITAL RESOURCES

         Working capital of $2.5 million was $746,000 higher than the fiscal year end level. Backlog was $12.2 million at August 31, 1996, which is consistent with the May 31, 1996, level of $12.0 million.

         On September 13, 1996, dividends of 6% were paid on the Company's preferred stock representing one-half of the balance due from the March 31, 1996 dividend date and the dividends due for the period ending September 30, 1996. However, preferred shareholders Messrs. Nonnenmann and Carver took a deferral on their dividend payments until March 31,1997 subject to a promissory note which allows for a 9% rate of interest.

         No common stock dividends were paid during the first quarter by the Company due to loan covenants, which prohibit payment of such dividends. It is uncertain when, and if, the Company will pay common stock dividends in the future.

         The Company was not in compliance with the various financial convenants contained in its note agreements as of August 31, 1996 and at May 31, 1996. However, the Company and two insurance companies amended the note agreement effective September 11, 1996, and the company currently is in compliance with the covenants as amended. Based upon amounts available under the Company's line of credit and cash flows from operations, the Company expects to meet the cash required for investing and financing activities for the fiscal year.

         The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and the other statements in this Quarterly Report which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of economic conditions, the impact of competition, availability and costs of inventory, the rate of technology change, the availability of capital, supply constraints of difficulties, the effect of the Company's accounting policies, the effect of regulatory and legal developments, and other risks.

                          MET-COIL SYSTEMS CORPORATION

                          PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - The Company was not in compliance with the various financial convenants contained in its note agreements as of August 31, 1996 and at May 31, 1996. However, the Company and two insurance companies amended the note agreement effective September 11, 1996 and the Company currently is in compliance with the covenants as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 At the Company's Annual Meeting of Stockholders on October 8, 1996, the following actions were voted on:

                 1.  Board of Directors
                          a.  All nominees for election were elected as follows:
                                              JOHN F. LOGAN
                           Shares in favor           Shares against/withheld
                           ---------------           -----------------------
                              2,043,008                       33,876

                                           MICHAEL J. NONNENMANN
                           Shares in favor              Shares against/withheld
                           --------------               -----------------------
                              2,043,008                      33,876

                          b.      Continuing in office:
                                        Ray Blakeman   Keith Moore
                                        Gary Neal      Roy Carver

                 2. Ratification of appointments of Deloitte & Touche LLP as independent auditors.

                        Shares in favor                 Shares against/withheld
                        ---------------                 -----------------------
                            2,054,805                          22,709


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  EXHIBITS --          See Index to Exhibits included elsewhere herein.

   (b)  FORM 8-K --          No reports on Form 8-K were filed during the
                             fiscal quarter.

                                   SIGNATURES

         Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Date:  October 16, 1996         Met-Coil Systems Corporation
                                         Randall J. Stodola
                                         Vice President, Controller and
                                         Chief Accounting Officer


                                         /s/ Randall J. Stodola
                                         ----------------------
                                             Randall J. Stodola

                          MET-COIL SYSTEMS CORPORATION

                               INDEX TO EXHIBITS





                                                                            Page

EXHIBIT 11    Computation of Income (Loss) Per Common and
              Common Equivalent Shares   . . . . . . . . . . . . . . . . . . 12