Form 10-Q
period 1996-11-30
MET COIL SYSTEMS CORP
filed 1997-01-15
CIK 745469

                                                                    PAGE 1 OF 13
                                              INDEX TO EXHIBITS  - PAGE 12 OF 13


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   ---------

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   NOVEMBER 30, 1996
                                        ----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ________________

                      Commission file number     0-14057



                          MET-COIL SYSTEMS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         DELAWARE                                                    42-1027215
------------------------------------------------          ----------------------
(State or Other Jurisdiction of Incorporation)            (I.R.S. Employer No.)


 5486 SIXTH STREET SW,  CEDAR RAPIDS,  IOWA                                52404
------------------------------------------------          ----------------------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's telephone number, including area code:    (319) 363-6566



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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 3,140,068
                                                ------------------

                          MET-COIL SYSTEMS CORPORATION

                                     INDEX


PART I.  FINANCIAL INFORMATION
                                                                                                         PAGE
                                                                                                         ----

 ITEM 1.       FINANCIAL STATEMENTS

       Consolidated condensed balance sheets, November 30, 1996
       (unaudited) and May 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

       Unaudited consolidated condensed statements of operations,
       three months and six months ended November 30, 1996 and 1995   . . . . . . . . . . . . . . . . .    4

       Unaudited consolidated condensed statements of cash flows,
       six months ended November 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .    5

       Notes to consolidated condensed financial statements  (unaudited)  . . . . . . . . . . . . . . .    6

 ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . .    8


PART II.       OTHER INFORMATION

 ITEM 1.       LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

 ITEM 2.       CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

 ITEM 3.       DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

 ITEM 4.       SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . .   10

 ITEM 5.       OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

 ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

 INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

      Exhibit 11  -  Computation of income (loss) per common
                           and common equivalent share   . . . . . . . . . . . . . . . . . . . . . . . .  13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MET-COIL SYSTEMS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except shares)

                                                November 30,     May 31,
                                                    1996          1996
                                                 (Unaudited)     (Note)
------------------------------------------------------------------------
Current assets
  Cash                                            $   226        $   890
  Trade receivables, net                            4,748          4,585
  Notes and other receivables                         267            303
  Inventories                                       8,794          8,007
  Prepaid expenses                                  1,207          1,048
------------------------------------------------------------------------
  Total current assets                             15,242         14,833

Property and equipment, net                         5,218          5,507
Investments and other assets                        1,476          1,574
Intangibles, net                                    2,553          2,749
------------------------------------------------------------------------
Total Assets                                      $24,489        $24,663
========================================================================

Current liabilities
  Revolving lines of credit                       $ 2,895        $ 2,715
  Current maturities of long-term debt              4,527          3,556
  Accounts payable and accrued liabilities          4,492          4,849
  Customer deposits                                 1,917          1,959
------------------------------------------------------------------------
  Total current liabilities                        13,831         13,079

Long-term debt                                      7,499          9,244
Other                                                 637            543

Preferred stock, convertible and redeemable at
$13 per share                                       3,835          3,709

Stockholders' equity (deficit):
Common stock, $.01 par value, authorized
  10,000,000 shares; 1997 issued 3,140,068;
  1996 issued 3,146,521                                31             31
Additional paid-in capital                         16,280         16,205
Accumulated deficit                               (17,262)       (17,759)
Foreign currency translation                         (260)          (260)
Common stock in treasury, at cost                    (102)          (129)
------------------------------------------------------------------------
Net equity (deficit)                               (1,313)        (1,912)
------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity
 (deficit)                                        $24,489        $24,663
========================================================================

Note: Condensed from audited financial statements

See notes to consolidated financial statements

MET-COIL SYSTEMS CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                     Three Months Ended             Six Months Ended
                                        November 30,                  November 30,
                                     1996           1995           1996           1995
--------------------------------------------------------------------------------------
Net revenues                       $9,013        $11,161        $17,692        $20,815

Cost of goods sold                  6,944          8,628         13,805         16,742
Operating expenses                  1,387          2,120          2,583          4,361
Interest expense, net                 503            698          1,022          1,391
Other (income) expense, net            93             87           (323)            40
--------------------------------------------------------------------------------------

Income (loss) before income taxes  $   86           (372)       $   605         (1,719)
Income taxes                            0              0              0              0
--------------------------------------------------------------------------------------

Net income (loss)                  $   86        $  (372)       $   605       $ (1,719)

Preferred stock dividends              54            108            108            108
--------------------------------------------------------------------------------------

Net income (loss) applicable to
common stock                       $   32        $  (480)       $   497       $ (1,827)
======================================================================================

Weighted average common and
common equivalent shares            3,127          3,002          3,123          2,997
======================================================================================


Net income (loss) per common and
common equivalent share            $ 0.01        $ (0.16)       $  0.16       $  (0.61)
======================================================================================

See notes to consolidated financial statements

MET-COIL SYSTEMS CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                                      Six Months Ended
                                                                                                       November  30,
                                                                                                    1996           1995
-----------------------------------------------------------------------------------------------------------------------
Net Cash Flows From Operating Activities
Net income (loss)                                                                                 $  605        $(1,719)
   Adjustments to reconcile net income (loss) to net cash flows from operating activities:
   Depreciation                                                                                      766            798
   Amortization                                                                                      196            220
   Accretion of discount on debt and preferred stock                                                 339            336
   Undistributed loss of affiliate                                                                   120              7
-----------------------------------------------------------------------------------------------------------------------
                                                                                                   2,026           (358)
   Changes in assets and liabilities:
        Trade receivables                                                                           (163)         2,426
        Notes and other receivables                                                                   36            181
        Inventories                                                                                 (787)           (71)
        Accounts payable and accrued liabilities                                                    (175)        (1,655)
        Customer deposits and progress billings                                                      (42)           859
        Prepaid expenses and other                                                                  (269)           158
-----------------------------------------------------------------------------------------------------------------------
   Net cash flows from operating activities                                                          626          1,540
-----------------------------------------------------------------------------------------------------------------------

Net Cash Flows From Investing Activities
   Purchase of property and equipment, net                                                          (477)          (128)
   Other, net                                                                                          0            (27)
-----------------------------------------------------------------------------------------------------------------------
   Net cash flows from investing activities                                                         (477)          (155)
-----------------------------------------------------------------------------------------------------------------------

Net Cash Flows From Financing Activities
   Net borrowings (repayments) under revolving credit agreements                                     180           (863)
   Repayments of long-term debt                                                                     (987)          (846)
   Use of restricted cash for debt repayment                                                           0            750
   Dividends on preferred stock                                                                     (108)             0
   Issuance of common stock                                                                          102            281
-----------------------------------------------------------------------------------------------------------------------
   Net cash flows from financing activities                                                         (813)          (678)
-----------------------------------------------------------------------------------------------------------------------

Cash
   Increase (decrease)                                                                              (664)           707
   Beginning balance                                                                                 890            159
-----------------------------------------------------------------------------------------------------------------------

   Ending balance                                                                                 $  226        $   866
=======================================================================================================================

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

NOTE 2.  INVENTORIES

         The composition of the inventories, using the FIFO method, which approximates replacement cost, is as follows:

                                                     (in thousands)
                                               November 30,      May 31,
                                                   1996           1996
                                               ------------      -------
             Raw materials & parts . . . . . .   $ 8,416        $ 7,241
             Work in process . . . . . . . . .     1,263          1,375
             Finished goods  . . . . . . . . .       304            580
                                                 -------        -------
                                                 $ 9,983        $ 9,196
             Reduction to LIFO basis . . . . .    (1,189)        (1,189)
                                                 -------        -------
                                                 $ 8,794        $ 8,007
                                                 =======        =======

NOTE 3.  INVESTMENT IN AFFILIATE

         The Company is accounting for its investment in Met-Coil Ltd. (50% owned) by the equity method of accounting. Selected financial information of the investment in affiliate is as follows (in thousands):

                                                                    Three Months Ended          Six  Months  Ended
                                                                       November 30,                November 30,
                                                                  1996             1995        1996           1995
                                                                 -----------------------      ---------------------

                 Net revenues ...............................    $ 2,098         $ 4,028      $ 4,328     $5,523
                 Gross profit ...............................        711             940        1,516      1,363
                 Operating income  (loss) ...................       (233)            128         (224)       (67)
                 Net income (loss) ..........................       (240)             92         (240)         8
                                                                 =======         =======      =======     ======
                 Income (loss) from equity investments,
                        included in net revenues ............    $  (120)         $   46       $ (120)     $   4
                                                                 =======         =======      =======     ======

NOTE 4.  DEBT

         Revolving lines of credit:
            At May 31, 1996 the Company had a revolving credit agreement with two insurance companies under which it could borrow up to $3,500,000 in current notes payable. Borrowings are limited pursuant to a borrowing base formula (certain percentages of eligible trade receivables and inventories), bear interest at 11.5% and require the payment of certain fees. The credit agreement expires on April 30, 1999. The Company and it's lenders amended the note agreement effective September 11, 1996. At November 30, 1996 the Company's calculation of working capital was $86,000 below the required consolidated working capital of $1.5 million as called for in the loan covenants of the senior notes and revolving line of credit. However, the Company has obtained a waiver from the lenders for the quarter ended November 30, 1996 and was in compliance with all other covenant requirements.

         Senior debt:
             At November 30, 1996 the Company had $6,630,000 of senior notes with two insurance companies. Interest is at 11.5% payable monthly. The notes are due in monthly payments of $110,000 plus interest. Additionally there is a payment of $1,200,000 due on April 18, 1997. The Company and it's lenders amended the note agreement effective September 11, 1996. At November 30, 1996 the Company's calculation of working capital was $86,000 below the required consolidated working capital of $1.5 million as called for in the loan covenants of the senior notes and revolving line of credit. However, the Company has obtained a waiver from the lenders for the quarter ended November 30, 1996 and was in compliance with all other covenant requirements.

         For additional information concerning the Company's loan agreements and accompanying terms and restrictions see Note 5 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended May 31, 1996 herein incorporated by reference thereto.

NOTE 5. SUPPLEMENTAL CASH FLOW DATA

                                                                                Nov. 30,       Nov. 30,
                                                                                 1996            1995
                                                                              ----------      ---------
                 Cash paid for Interest ..................................      $    313        $1,027
                                                                                ========        =======

                          MET-COIL SYSTEMS CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               SECOND QUARTER AND SIX MONTH RESULTS OF OPERATIONS

         Revenues of $9.0 million for the second quarter decreased 20% from $11.2 million in the second quarter of fiscal year 1996 primarily due to the sale of Rowe Machinery on February 5, 1996. The 1997 second quarter margin of 23% was consistent with the 1996 second quarter margin. Second quarter 1997 operating expenses of $1.4 million decreased from the prior year second quarter of $2.1 million primarily due to the sale of Rowe Machinery and the Company's effort to trim costs in its operations. The decrease in interest expense from the prior second quarter reflects a lower level of borrowings on the Company's revolving lines of credit and reduction of long term debt. The second quarter 1997 net income of $86,000 or $0.01 earnings per common share compares to a 1996 second quarter net loss of $372,000 or $0.14 loss per common share.

         For the first half of fiscal 1997 and 1996, reported revenues were $17.7 million and $20.8 million, respectively. The 1997 first half gross margin of 22% was slightly higher than the 1996 first half margin of 20%. Operating expenses decreased significantly from the prior year due primarily to the sale of Rowe Machinery and cost cutting measures implemented. Interest expense decreased due to lower borrowing levels on revolving lines of credit and reduction of long term debt. Other income and expense increased over the prior year due to the recognition of $450,000 related to the settlement of a long standing lawsuit in the first quarter of fiscal 1997.

                        LIQUIDITY AND CAPITAL RESOURCES

         Working capital of $1.4 million decreased $300,000 from the fiscal year end level. While the Company has successfully reduced accounts payable and accrued liabilities, the classification of long-term debt due within one year reduced the Company's working capital calculation. Backlog was $11.4 million at November 30, 1996, which is a slight decrease when compared to $12.0 at May 31, 1996.

         There were no preferred dividends due or paid during the second quarter. However, preferred shareholders Messrs. Nonnenmann and Carver took a deferral on the September 30, 1996 and one-half of the March 31, 1996 dividend payments until March 31, 1997 subject to a promissory note which allows for a 9% rate of interest. No common stock dividends were paid during the second quarter by the Company due to loan covenants. It is uncertain when, and if, the Company will pay common stock dividends in the future.

         At November 30, 1996 the Company's calculation of working capital was $86,000 below the required consolidated working capital of $1.5 million as called for in the loan covenants of the senior notes and revolving line of credit. However, the Company has obtained a waiver from the lenders for the quarter ended November 30, 1996 and was in compliance with all other covenant requirements. Based upon amounts available under the Company's line of credit and cash flows from operations, the Company expects to meet the cash required for investing and financing activities for the fiscal year.

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

                          MET-COIL SYSTEMS CORPORATION

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS   - None


ITEM 2.  CHANGES IN SECURITIES    - None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES     - At November 30, 1996 the
         Company's calculation of working capital was $86,000 below the required consolidated working capital of $1.5 million as called for in the loan covenants of the senior notes and revolving line of credit. However, the Company has obtained a waiver from the lenders for the quarter ended November 30, 1996 and was in compliance with all other covenant requirements.



ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS   - None


ITEM 5.  OTHER INFORMATION   - None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS --   See Index to Exhibits included elsewhere herein.

         (b)  FORM 8-K --   A report on Form 8-K was filed on November 19, 1996
                            regarding NASDAQ market delisting.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  January  15 , 1997                         Met-Coil Systems Corporation
                                                  Randall J. Stodola
                                                  Vice President, Controller and
                                                  Chief Accounting Officer


                                                   /s/  Randall J. Stodola
                                                  ------------------------------

                          MET-COIL SYSTEMS CORPORATION

                               INDEX TO EXHIBITS

                                                                                                                          Page


EXHIBIT 3.1   Restated Certificate of Incorporation of the Registrant, as amended--incorporated by reference to Exhibit
              3.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended Nov. 30, 1987

EXHIBIT 3.2   Amended and Restated Bylaws of the Registrant--incorporated by reference to Exhibit 3.4 of the
              Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1987


EXHIBIT 4     Private Placement Offering of convertible preferred stock dated December 24, 1993--incorporated by reference to Form 8-K filed May 27,1994

              Private Placement Offering of convertible preferred stock dated November 28, 1994--incorporated by reference to Form 8-K filed March 10, 1995

EXHIBIT 11    Computation of Income (Loss) Per Common and
              Common Equivalent Share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14