Form 10-Q
period 1997-02-28
MET COIL SYSTEMS CORP
filed 1997-04-14
CIK 745469

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   ---------

                                   FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended        FEBRUARY 28, 1997
                                   ------------------------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    --------------    -----------------
                       Commission file number     0-14057
                                              ---------------


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
                                                            Yes  X    No
                                                                ---     ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 3,140,718
                                                   -----------

                          MET-COIL SYSTEMS CORPORATION

                                     INDEX



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



     Consolidated condensed balance sheets, February 28, 1997
     (unaudited) and May 31, 1996

     Unaudited consolidated condensed statements of operations, three months and nine months ended February 28, 1997 and February 29, 1996

     Unaudited consolidated condensed statements of cash flows, nine months ended February 28, 1997 and February 29, 1996

     Notes to consolidated condensed financial statements  (unaudited)




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

 ITEM 2.  CHANGES IN SECURITIES

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

 ITEM 5.  OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



 INDEX TO EXHIBITS

     Exhibit 11  -  Computation of income (loss) per common
                        and common equivalent share

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL sTATEMENTS


Met-Coil Systems Corporation
Consolidated Condensed Balance Sheets
(In thousands, except shares)                                February 28,   May 31,
                                                               1997          1996
                                                              (Unaudited)   (Note)
Current assets
 Cash                                                        $    34       $   890
 Trade receivables, net                                        4,780         4,585
 Notes and other receivables                                      56           303
 Inventories                                                   8,800         8,007
 Prepaid expenses                                                903         1,048
 Total current assets                                         14,573        14,833

Property and equipment, net                                    5,013         5,507
Investments and other assets                                     891         1,574
Intangibles, net                                               2,532         2,749
Total Assets                                                 $23,009       $24,663


Current liabilities
 Revolving lines of credit                                   $ 2,515       $ 2,715
 Current maturities of long-term debt                          4,620         3,556
 Accounts payable and accrued liabilities                      3,765         4,849
 Customer deposits                                             2,878         1,959
 Total current liabilities                                    13,778        13,079

Long-term debt                                                 6,606         9,244
Other                                                            963           543

Preferred stock, convertible and redeemable at $13 per share   3,898         3,709

Stockholders' equity (deficit):
Common stock, $.01 par value, authorized 10,000,000 shares;       31            31
  1997 issued 3,140,718; 1996 issued 3,146,521
Additional paid-in capital                                    16,280        16,205
Accumulated deficit                                          (18,569)      (17,759)
Foreign currency translation                                     124          (260)
Common stock in treasury, at cost                               (102)         (129)
Net equity (deficit)                                          (2,236)       (1,912)
Total Liabilities and Stockholders' Equity (deficit)          $23,009       $24,663


Note: Condensed from audited financial statements

See notes to consolidated financial statements

Met-Coil Systems Corporation
Unaudited Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)

                                  Three Months Ended             Nine Months Ended
                                   Feb. 28,  Feb. 29,            Feb. 28,    Feb. 29,
                                     1997       1996                1997        1996
Net revenues                      $ 8,712   $  11,010           $  26,403   $  31,825

Cost of goods sold                  6,986       8,578              20,792      25,320
Operating expenses                  1,552       1,759               4,134       6,120
Gain on business sold                   0       2,148                   0       2,148
Interest expense, net                 493         655               1,516       2,046
Other (income) expense, net           986          90                 663         130

Income (loss) before income taxes  (1,305)      2,076                (702)        357
Income taxes                            0         300                   0         300

Net income (loss)                 $(1,305)  $   2,376           $    (702)  $     657

Preferred stock dividends              54          54                 162         162

Net income (loss) applicable
to common stock                   $(1,359)  $   2,322           $    (864)  $     495


Weighted average common and
common equivalent shares            3,139       3,058               3,128       3,011


Net income (loss) per common
and common equivalent share       $ (0.43)  $    0.76           $   (0.28)  $    0.16

See notes to consolidated financial statements

Met-Coil Systems Corporation
Unaudited Consolidated Condensed Statements of Cash Flows
(In thousands)

                                                                                              Nine Months Ended
                                                                                           Feb. 28,       Feb. 29,
                                                                                             1997           1996
Net Cash Flows From Operating Activities
Net income (loss)                                                                        $    (702)     $     657
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
  Depreciation                                                                               1,098          1,193
  Amortization of intangibles & deferred finance charges                                       324            499
  Accretion of discount on debt and preferred stock                                            516            517
  Share of  loss of affiliate                                                                  120              7
  Write-off of foreign currency translation adjustment                                         384            ---
  Write-off of intangible                                                                      246            ---
  Gain on sale of business                                                                     ---         (2,148)
                                                                                             1,986            725
  Changes in assets and liabilities:
      Trade receivables                                                                       (195)         2,579
      Notes and other receivables                                                              247           (133)
      Inventories                                                                             (793)          (280)
      Accounts payable and accrued liabilities                                                (539)        (2,385)
      Customer deposits and progress billings                                                  919            375
      Prepaid expenses and other                                                               708            682
  Net cash flows from operating activities                                                   2,333          1,563

Net Cash Flows From Investing Activities
  Purchase of property and equipment, net                                                     (604)          (141)
  Other, net                                                                                   ---            (60)
  Net cash flows from investing activities                                                    (604)          (201)

Net Cash Flows From Financing Activities
  Net repayments under revolving credit agreements                                            (200)          (977)
  Repayments of long-term debt                                                              (2,026)        (1,337)
  Use of restricted cash for debt repayment                                                    ---           1,235
  Dividends on preferred stock                                                                (108)          ---
  Issuance of common stock                                                                     102            397
  Loan restructuring costs                                                                    (353)          ---
  Net cash flows from financing activities                                                  (2,585)          (682)

Cash
  Increase (decrease)                                                                         (856)           680
  Beginning balance                                                                            890            159

  Ending balance                                                                         $      34      $     839


See notes to consolidated financial statements

                          MET-COIL SYSTEMS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. PRESENTATION OF FINANCIAL INFORMATION

        The unaudited consolidated condensed financial statements have been prepared by the Company in accordance with the instructions for Securities and Exchange Commission's Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The unaudited consolidated condensed financial statements include the accounts of the Company and its subsidiaries. All material intercompany items and transactions have been eliminated in the consolidation. In the preparation of the unaudited amounts, all adjustments have been made which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. It is suggested that the condensed unaudited consolidated financial statements contained herein be read in conjunction with the consolidated statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1996.

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

NOTE 2. INVENTORIES

        The composition of the inventories, using the FIFO method, which approximates replacement cost, is as follows:

                                                 (in thousands)
                                            February 28,    May 31,
                                                1997         1996
                                            ------------  ---------
                Raw materials & parts ....    $ 8,022      $ 7,241
                Work in process ..........      1,537        1,375
                Finished goods ...........        430          580
                                              -------      -------
                                              $ 9,989      $ 9,196
                Reduction to LIFO basis ..     (1,189)      (1,189)
                                              -------      -------
                                              $ 8,800      $ 8,007
                                              =======      =======

NOTE 3. INVESTMENT IN AFFILIATE

        The Company is accounting for its investment in Met-Coil Ltd. (50% owned) by the equity method of accounting. Selected financial information of the Company's investment in such affiliate is as follows (in thousands):

                                                           Three Months Ended            Nine Months Ended
                                                         Feb. 28,       Feb. 29,      Feb. 28,       Feb. 29,
                                                           1997           1996          1997           1996
                                                        ------------------------     ------------------------
        Net revenues .........................            $ 266        $ 2,007        $ 4,594        $ 7,530
        Gross profit .........................             (147)           544          1,369          1,907
        Operating income  (loss) .............              (81)          (124)          (305)          (191)
        Net income (loss) ....................               (0)           (16)          (240)           (17)
                                                          =====       ========        =======       ========
        Income (loss) from equity investments,
           included in net revenues ..........            $ (0)        $   (8)        $ (120)        $   (7)
                                                         ======        =======        =======        =======

NOTE 4. DEBT

        Revolving lines of credit:
          At May 31, 1996 the Company had a revolving credit agreement with two insurance companies under which it could borrow up to $3,500,000 in current notes payable. Borrowings are limited pursuant to a borrowing base formula (certain percentages of eligible trade receivables and inventories), bear interest at 11.5% and require the payment of certain fees. The revolving line of credit agreement expires on April 30, 1999. At February 28, 1997 the Company was not in compliance with various financial covenants contained in the senior notes and revolving line of credit. However, the Company has obtained waivers from the lenders for the quarter ended February 28, 1997. The Company and the two insurance companies also amended the note agreement effective April 10, 1997 and the Company is in compliance with covenants as amended.

        Senior debt:
          At February 28, 1997 the Company had $6,300,000 of senior notes with two insurance companies which bears interest at 11.5%. The notes are due in monthly payments of $110,000 plus interest. At February 28, 1997 the Company was not in compliance with various financial covenants contained in the senior notes and revolving line of credit. However, the Company has obtained waivers from the lenders for the quarter ended February 28, 1997. The Company and the two insurance companies amended the note agreement effective April 10, 1997 and the Company is in compliance with covenants as amended. In addition, a payment of $1,200,000 which was due April 18, 1997 was extended to August 31, 1997.

        For additional information concerning the Company's loan agreements and accompanying terms and restrictions see Note 5 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended May 31, 1996 herein incorporated by reference thereto.




NOTE 5. SUPPLEMENTAL CASH FLOW DATA

                                                  Feb. 28,  Feb. 29,
                                                    1997      1996
                                                  --------  --------
        Cash paid for Interest ...............   $  1,245    $1,498
                                                 ========    =======

                          MET-COIL SYSTEMS CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------


               THIRD QUARTER AND NINE-MONTH RESULTS OF OPERATIONS

        Revenues of $8.7 million for the third quarter of fiscal 1997 decreased by approximately 20% from $11.0 million in the third quarter of fiscal year 1996 primarily due to the sale of Rowe Machinery on February 5, 1996. The consolidated 1997 third quarter gross margin of 20% was down from the 1996 third quarter margin of 22%. In the third quarter of fiscal 1997, management closed a sales office in Frankfurt, Germany and also decided to make certain non-cash adjustments of costs that had been previously capitalized; primarily development of a prototype product and patent costs. Liquidation of the investment resulted in a loss of approximately $500,000, most of which is recognition of foreign currency translation adjustment. Total non-operating adjustments of approximately $1,364,000 were made in the third quarter.

        A 1997 third quarter net loss of $1,305,000 or $0.43 per common share compares to net income of $2,376,000 or $0.76 per common share in the third quarter of 1996. The income during the third quarter of last year included a gain of $2.2 million ($0.72 per common share) resulting from the sale of Rowe in February, 1996.

        On a comparable basis, excluding Rowe Machinery, reported revenues for the first nine months of fiscal 1997 and 1996 were $26.4 million and $25.6 million, respectively. The improvement is primarily due to Iowa Precision Industries and increased foreign sales. The 1997 gross margin through the third quarter was 21.3%, up from 20.4% in 1996 due to the sale of Rowe and steadily improving margins at Lockformer. Improvements in gross margin and general and administrative expenses for nine months of 1997 compared to 1996 are in excess of $1.0 million.


                        LIQUIDITY AND CAPITAL RESOURCES

        The Company has successfully reduced total liabilities, including accounts payable and term financing debt, by $2.0 million for the nine month period ending February 28, 1997. Working capital is $795,000, which is a decrease from last fiscal year end, due to the classification of long-term debt as current. The Company generated cash from operating activities of $2.3 million, an increase of $700,000 over the corresponding period last year. Backlog at February 28, 1997 was $14.0 million, which represents a 17% increase over May, 1996.

        On March 31, 1997, dividends of 6% were paid on the Company's preferred stock representing the dividends due for the six month period ending March 31, 1997. However, preferred shareholders Messrs. Nonnenmann and Carver have elected to defer receipt of dividend payments since March, 1996 subject to a promissory note which allows for a 9% rate of interest. No common stock dividends were paid during the third quarter by the Company due to loan covenants. It is uncertain when, and if, the Company will pay common stock dividends in the future. At February 28, 1997 the Company was not in compliance with various financial covenants contained in the senior notes and revolving line of credit. However, the Company has obtained waivers from the lenders for the quarter ended February 28, 1997. The Company and the two insurance companies amended the note agreement effective April 10, 1997 and the Company is in compliance with covenants as amended.

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

                          MET-COIL SYSTEMS CORPORATION

                          PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS   - None


ITEM 2.     CHANGES IN SECURITIES    - None


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES     -   At February 28, 1997 the
            Company was not in compliance with various financial covenants contained in the senior notes and revolving line of credit. However, the Company has obtained waivers from the lenders for the quarter ended February 28, 1997. The Company and the two insurance companies amended the note agreement effective April 10, 1997 and the Company is in compliance with covenants as amended.


ITEM 4.     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS   - None


ITEM 5.     OTHER INFORMATION   - None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    EXHIBITS --    See Index to Exhibits included elsewhere herein.

     (b)    FORM 8-K --    No reports on Form 8-K were filed during the third
                           fiscal quarter.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: April 14, 1997                       Met-Coil Systems Corporation
                                           Randall J. Stodola
                                           Vice President, Controller and
                                           Chief Accounting Officer



                                             Randall J. Stodola/s/
                                           -------------------------------

                          MET-COIL SYSTEMS CORPORATION

                               INDEX TO EXHIBITS



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