Form 10-K405
period 1997-05-31
MET COIL SYSTEMS CORP
filed 1997-08-29
CIK 745469

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 1997

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-14057

                     [MET-COIL SYSTEMS CORPORATION LOGO]

                          MET-COIL SYSTEMS CORPORATION

                                    DELAWARE
                            (State of Incorporation)
                                   42-1027215
                                (I.R.S. ID No.)

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

Yes  ___X  No  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates of the registrant on August 25, 1997 based upon the average of the closing bid and asked prices on that date as reported by the Dow Jones Historical Stock Quote Reporter Service was $9,516,375.

     Registrant had 3,140,718 shares of Common Stock, $.01 par value, outstanding as of August 25, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive proxy statement to be filed with the commission on or before September 12, 1997 are incorporated by reference into Part III hereof.

                           ANNUAL REPORT NOT INCLUDED

     THE COMPANY'S 1997 ANNUAL REPORT TO STOCKHOLDERS, PORTIONS OF WHICH ARE INCORPORATED HEREIN, IS NOT INCLUDED WITH THIS 10-K BUT HAS BEEN SEPARATELY DISTRIBUTED, ACCOMPANIES THIS REPORT, OR IS AVAILABLE UPON REQUEST.
================================================================================

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     Met-Coil Systems Corporation ("Met-Coil"), a holding company, and its operating units (collectively referred to as the "Company") design, engineer, manufacture and market metal forming and fabricating machinery and computer-controlled fabrication systems which produce a wide variety of products from metal coils and sheets. The Company also manufactures and markets high-speed automated material handling and press line automation equipment and systems. MetCoil's operating units include two wholly-owned subsidiaries -- Iowa Precision Industries, Inc. ("Iowa Precision") and The Lockformer Company ("Lockformer"), and a joint venture -- Met-Coil Ltd. ("MCL"). See "Description of Operations" below.

     Met-Coil was organized under Delaware law in 1973 and its present operating units were acquired thereafter. Met-Coil's principal assets are the shares of stock of its subsidiaries and affiliate.

                              RECENT DEVELOPMENTS

     In May 1997, the Company sold the unimproved excess parcel of land adjacent to its Lockformer operating unit for cash of $250,000 and a note receivable of $750,000. As a result, the Company recognized a gain of approximately $465,000, which is reflected in other (income) expense in the Company's Consolidated Statements of Operations. The proceeds of $1.0 million from this sale were paid to the mortgage holder of the land to reduce the debt. See "Financial Statement Schedules" included in Part IV, Item 14 hereof and herein incorporated by reference thereto. Also see "Item 13, Certain Relationships and Related Transactions".

     Also in fiscal 1997, two of the Company's software suppliers formed an alliance, which has produced significantly advanced software for the Vulcan Plasma Cutting machines. This enhanced software differentiates Met-Coils machines from those of our competitors.

     In February 1997, the Company completed the process of dissolving its European operations. In lieu of incurring the overhead costs of a formal sales and service facility in Europe, a Licensee Agreement was executed with a former dealer whereby they will manufacture and sell various Met-Coil products and remit royalties to the Company. Liquidation of this investment resulted in a loss of approximately $500,000, most of which is attributable to recognition of the accumulated effect of foreign currency translation. This amount is reflected in other (income) expense in the Company's Consolidated Statements of Operations.

     In November 1996, the Company announced that it had fallen below the minimum requirement for one of the six basic criteria required for inclusion in the NASDAQ Small Cap Market, but remained well over the threshold for the other criteria. The Company's stock is currently traded on the OTC Electronic Bulletin Board, which can be accessed by brokerage firms using the trading symbol "3METS".

     In July 1996, the Company received a settlement of $450,000 related to a long standing lawsuit. This amount is reflected in other (income) expense in the Company's Consolidated Statements of Operations.

                           DESCRIPTION OF OPERATIONS

     The Company's sheet metal machinery and fabrication systems are designed to process parts from metal coils and blanks in thicknesses up to one-quarter inch. Fabrication systems manufactured by the Company integrate various pieces of equipment which process coils and blanks into a broad range of finished metal products, including ductwork for heating, ventilation, and air-conditioning systems; metal cabinetry for home appliances; electronic components and metal furniture and shelving. Generally, the equipment operates in an automated, computer-controlled environment and includes high speed roll forming machinery and slitting, shearing and material handling equipment.

Iowa Precision Industries, Inc.

     Iowa Precision manufactures integrated systems for producing slit, roll formed, punched, notched and sheared blanks from sheet metal coils. It is a major manufacturer of heating, ventilation, and air conditioning ("HVAC") manufacturing machinery and automated systems. Iowa Precision's Adjustable Elbow Machine and its Fabriduct system combine Lockformer's roll forming technology with Iowa Precision's equipment to provide unique systems for converting sheet metal into finished ductwork with improved sealing characteristics. In addition, Iowa Precision is one of the few manufacturers of coil processing equipment which designs and produces its own microprocessor computer numerical controls.

The Lockformer Company

     Lockformer designs and manufactures roll forming and cutting machinery and systems utilized by HVAC contractors as well as other industries such as metal furniture, appliance, sign and glass. Lockformer's microprocessor -- controlled cutting systems utilize high precision plasma arc torch heads to cut a wide range of materials, thicknesses and shapes. The advanced software in Lockformer's Vulcan Plasma Cutting Machine allows the operator to design, preview, and produce ductwork fittings. In addition, Lockformer markets its Transverse Duct Connector ("TDC") System which connects airconditioning ductwork and provides enhanced sealing. Lockformer also manufactures quick-change reprogrammable products, such as duplex machines with moveable heads, that fit into flexible fabrication systems.

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

                       MARKETING, CUSTOMERS AND SUPPLIERS

     The Company markets its machinery and fabrication systems primarily through a worldwide distributor network. Each of the Company's operating units has management personnel responsible for sales and marketing. The Company also has an international department that is responsible for the coordination of overseas sales and for maintaining and developing the Company's international distributor network. For information concerning the Company's export sales, see Notes to Consolidated Financial Statements included in Part IV, Item 14 of this 10-K.

     The Company's operating units rely primarily on independent distributors for their domestic and international sales. Iowa Precision and Lockformer have approximately 33 and 30 domestic distributors and 30 and 28 international distributors, respectively. Many of these distributors represent both of the Company's subsidiaries.

     The Company's employees provide installation, training and full service for its machinery and systems. The Company's products carry standard warranty terms for one year. The Company services the computer components of the machinery and systems that it designs and manufactures.

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

     A majority of the Company's revenues are currently generated from domestic sources, such sales representing 75%, 76%, and 83% of consolidated revenues during fiscal years 1997, 1996, and 1995, respectively. Several of the Company's principal product lines (including its TDC, Vulcan systems, tools, bending and punching machinery) are used for the production of HVAC ductwork for industrial, commercial and residential buildings and therefore are subject to economic conditions affecting the construction industry. Domestic sales of these product lines represented approximately 67%, 56%, and 44% of the Company's sales during fiscal 1997, 1996, and 1995, respectively. Sales to one customer represented 13% and 12% of consolidated revenues during fiscal 1997 and 1996, respectively.

     The Company's principal raw materials are steel and electronic components, which it can obtain from a variety of sources. The Company has not experienced, and does not anticipate, any significant difficulties in obtaining adequate supplies of raw materials.

                              PRODUCT DEVELOPMENT

     The Company's policy is to develop and manufacture only those products for which the Company believes it is positioned to obtain and hold a substantial market share. The Company's product development, which results from individual subsidiary effort or from the combined effort of its subsidiaries, involves: a) creation of new products; b) improvements to existing products; and c) design of specific products or modifications of existing products at the request of a customer. Such products or modifications are frequently incorporated into the Company's standard equipment. During fiscal years 1997, 1996 and 1995, the Company spent approximately $822,000, $1,476,000, and $1,362,000, respectively, in the aggregate for the three categories described above.

     Although the Company is currently emphasizing internal growth and plans to continue to do so in the foreseeable future, from time to time, it may consider acquisitions of patents, product lines or companies, or investments in joint ventures with companies that have compatible product lines, that would complement the Company's existing capabilities to supply fabrication systems for sheet metal processing applications. However, the Company is not currently considering any such acquisitions or investments, and it is uncertain whether such considerations in the future will result in definitive agreements for, or the consummation of, any such acquisitions or investments. The Company cannot predict the impact that any such transactions might have on its stockholders.

                        PATENTS, TRADEMARKS AND LICENSES

     The Company holds a variety of patents and trademarks relating to the designs, uses and names of its products and to the names of its subsidiaries. It is the Company's policy to obtain patent protection for as many of its new and developmental products as possible and to enforce all such patent rights. The Company does not believe, however, that the loss of any of these patents or trademarks would have a material adverse effect on the Company's overall competitive position. As a result of the settlement agreement with Construction Technology, Inc. ("CTI") in January, 1992, the Company purchased from CTI a license to manufacture and sell the Vulcan for $2.5 million (see Notes to Consolidated Financial Statements included in Part IV, Item 14 of this 10-K).

                                    BACKLOG

     The Company's backlog of orders at July 31, 1997 was approximately $16.0 million, compared to approximately $12.5 million at July 31, 1996. The change is primarily attributable to orders for the Vulcan Plasma Cutting Machines and positive economic factors.

     All orders for machinery and systems not shipped at the end of each period are included in backlog. The Company estimates that all of the present backlog will be shipped within the balance of the fiscal year ending May 31, 1998. (See Management's Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 7 of this 10-K).

                                  COMPETITION

     The Company's markets are competitive, with the principal competitive factors being product technology, quality, customer service and price. The Company competes with a number of manufacturers which produce equipment similar to some of the Company's products or product lines. While the Company's products are generally in the higher range of quality and price, it believes that it is a significant competitive force in most of the market segments of its principal product lines. To date, the Company has not been subject to significant foreign competition in its domestic markets.

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

                                 ENVIRONMENTAL

     In 1994, the Company settled a claim regarding an environmental matter on the land at an operating unit, which was caused by the other party to the claim. Under the terms of the settlement, the Company received cash and a letter of credit to cover potential future expenses if incurred. Based on ongoing evaluation and site-testing performed by an independent environmental consultant, management continues to assess the likelihood of any future liability in excess of the settlement as remote.

                                   EMPLOYEES

     At July 31, 1997, the Company employed approximately 238 persons, of whom approximately 128 were production employees, 20 were engineering personnel, 29 were sales personnel and the remainder were management and administrative employees. There are currently two collective bargaining agreements covering the production employees at the Lockformer and Iowa Precision operating units (totaling approximately 128 employees). These agreements will expire in January 1998 and May 1998, respectively. The Company believes its relations with its employees are satisfactory.

                         EXECUTIVE OFFICERS OF MET-COIL

                   NAME                       AGE      POSITION WITH THE COMPANY AND FIVE-YEAR BACKGROUND(1)
                   ----                       ---      -----------------------------------------------------
Raymond H. Blakeman.......................    73       Chairman of the Board of Met-Coil since July 1986.
                                                       Chief Executive Officer of Met-Coil from July 1986 to
                                                       December 1988, from June 1990 to May 1994 and from
                                                       May 1995 to December 1996.
James D. Heitt............................    57       Director, President and Chief Operating Officer since
                                                       August 1997, Executive Vice President of Lockformer
                                                       since October 1996. President of Iowa Precision since
                                                       July 1986. Executive Vice President Operations of
                                                       Met-Coil, October 1996 to August 1997. Vice President
                                                       of Met-Coil June 1990 to October 1996.
Randall J. Stodola........................    44       Vice President and Corporate Controller of Met-Coil
                                                       since October 1996. Controller of Iowa Precision
                                                       since June 1985.
C. Steve Ferin............................    43       Vice President -- MIS of Met-Coil from October 1996
                                                       to April 1997. General Manager of Machine Controls
                                                       and Electronics of Iowa Precision since 1987.
John J. Toben.............................    47       Vice President International of Met-Coil since
                                                       February 1992. International Marketing Manager June
                                                       1988 to February 1992.

-------------------------
(1) Officers of the Company are elected annually by the Board of Directors and hold office until their successors are elected. Effective December 1, 1996, Mr. Blakeman relinquished his title of Chief Executive Officer. Effective April 1, 1997, Mr. Ferin relinquished his title of Vice President -- MIS.

ITEM 2. PROPERTIES

     The principal corporate and subsidiary facilities of the Company, both owned and leased are as follows:

                                                                            APPROX. AREA    OWNED/
          LOCATION                         PRIMARY FUNCTION                IN SQUARE FEET   LEASED
          --------                         ----------------                --------------   ------
Lisle, Illinois.............  Lockformer manufacturing, warehousing and        85,000        Owned
                              offices
Cedar Rapids, Iowa..........  Iowa Precision manufacturing, warehousing        74,000        Owned
                              and offices
Cedar Rapids, Iowa..........  Iowa Precision manufacturing                      5,000       Leased(1)
Dallas, Texas...............  Manufacturing, warehousing and offices           72,000        Owned(2)
Rockford, Illinois..........  Manufacturing, warehousing and offices          126,000       Leased(3)

-------------------------
(1) Leased on a month-to-month basis. Ninety (90) day notice of intent to vacate premises required.

(2) In conjunction with expiration of the lease agreement between the Company and the purchaser of the operations of a former subsidiary the property is classified as held-for-sale (see "Financial Statements and Financial Statement Schedules" included in Part IV, Item 14 hereof and herein, incorporated by reference thereto).

(3) In connection with the sale of a former subsidiary, the Company entered into a sublease with the buyer which generally reflects the rents and terms of the original building lease, which expires April 1, 1998.

     The properties listed above serve as collateral under the Company's senior notes payable and revolving credit agreements. In the opinion of management, the Company's properties are maintained in good operating condition and operate at capacities which range from approximately 85% - 90%.

ITEM 3. LEGAL PROCEEDINGS

     The Company has been involved in a long standing legal suit regarding a license agreement purchased from the Company by a competitor. Under the terms of the license agreement, the competitor paid royalties to the Company and is now seeking return of these payments. The suit has been through several appeal processes in which both parties have been declared valid in various claims. The licensee seeks $346,127 which includes interest of $118,192 plus interest thereon from January 1, 1997. The Company intends to continue vigorous defense of this matter.

     The Company is also subject to various other legal actions, governmental investigations and proceedings relating to various matters incidental to its business including product liability claims. The Company intends to vigorously defend these matters. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with the Company's counsel and insurers, any liability which may ultimately be incurred is not expected to materially affect the consolidated financial position and results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Met-Coil's common stock is quoted on the OTC Electronic Bulletin Board. The range of high and low bid prices for the common stock, as reported by the Dow Jones Historical Stock Quote Reporter Service, is shown below. Prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The closing price (based upon the average of the closing bid and asked prices) of Met-Coil Common Stock on August 25, 1997, as reported by the Dow Jones Historical Stock Quote Reporter Service, was $3.03.

                                                                  BID PRICES
                                                                --------------
                                                                HIGH      LOW
                                                                ----      ---
Fiscal 1997
  Fourth Quarter............................................    $2.18    $1.75
  Third Quarter.............................................     2.43     1.37
  Second Quarter............................................     2.63     1.25
  First Quarter.............................................     2.87     1.87
Fiscal 1996
  Fourth Quarter............................................    $2.50    $1.37
  Third Quarter.............................................     2.00      .75
  Second Quarter............................................     2.00     1.12
  First Quarter.............................................     3.12     1.50

     As of August 25, 1997, there were approximately 1,500 stockholders of record of Met-Coil Common Stock, par value $.01 per share, excluding approximately 217 employees with vested rights in the Company's ESOP (some of whom otherwise hold shares in the Company).

     No cash dividends were declared on the Company's Common Stock during the last two fiscal years. See Notes to the Consolidated Financial Statements included in Part IV, Item 14 of the 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this 10-K for discussions regarding dividend restrictions.

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

        None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to executive officers of Met-Coil is contained in Part I, Item 1 hereof under the caption "Executive Officers of Met-Coil". The information required by this item as to directors is included under the caption "Election of Directors" in Met-Coil's definitive proxy statement for its 1997 Annual Meeting, and is incorporated herein by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is included under the captions "Report on Executive Compensation" and "Summary Compensation Table" and "Options Granted" in Met-Coil's definite proxy statement for its 1997 Annual Meeting, and is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the caption "Security Ownership of Directors and Management" in Met-Coil's definitive proxy statement for its 1997 Annual Meeting, and is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As previously discussed under "Recent Developments", in fiscal 1997 the Company sold the unimproved land adjacent to the Lockformer facility for cash of $250,000 and a note receivable of $750,000 to Mr. Roy J. Carver, a Director of the Company. The land had previously been held under a first mortgage by the John A. Carver Trust, of which Mr. Roy J. Carver is a Trustee. Proceeds from the cash downpayment and the note receivable were paid to the Trust in June and August, 1997, respectively. In August 1997 the Company executed an unsecured promissory note to the Trust for the remaining $300,000. The promissory note calls for interest only payments through February 28, 1998 at 15%, after such time the rate increases to 20%. (See "Financial Statements and Financial Statement Schedules" included in Part IV, Item 14 hereof and herein incorporated by reference thereto.)

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)              Financial Statements and Financial Statement Schedules:
       (1)&(2) See the Index to Financial Statements included elsewhere herein for a list of financial statements and financial statement schedules included or incorporated herein by reference.
       (3)           List of Exhibits required by Item 601 of Regulation S-K:
                     See Index to Exhibits included elsewhere herein.
    (b)              Reports on Form 8-K:
                     No reports on Form 8-K were filed by the Registrant during the fourth quarter of fiscal 1997.
    (c)              Exhibits required by Item 601 of Regulation S-K:
                     See Index to Exhibits included elsewhere herein.
    (d)              Financial Statement Schedules:
                     See the Index to Financial Statements included elsewhere herein for a list of financial statements and financial statement schedules included or incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MET-COIL SYSTEMS CORPORATION

                                          By:    /s/ RANDALL J. STODOLA
                                             -----------------------------------
                                                     Randall J. Stodola
                                                 Vice President, Controller
                                                and Chief Accounting Officer

Date: August 29, 1997

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

                SIGNATURE                                   TITLE                        DATE
                ---------                                   -----                        ----

         /s/ RAYMOND H. BLAKEMAN            Director, Chairman of the Board         August 29, 1997
------------------------------------------
           Raymond H. Blakeman

            /s/ JAMES D. HEITT              Director, President and Chief           August 29, 1997
------------------------------------------  Operating Officer
              James D. Heitt

          /s/ RANDALL J. STODOLA            Vice President, Controller and Chief    August 29, 1997
------------------------------------------  Accounting Officer
            Randall J. Stodola

            /s/ E. KEITH MOORE              Director                                August 29, 1997
------------------------------------------
              E. Keith Moore

             /s/ GARY M. NEAL               Director                                August 29, 1997
------------------------------------------
               Gary M. Neal

          /s/ ROY J. CARVER JR.             Director                                August 29, 1997
------------------------------------------
            Roy J. Carver Jr.

        /s/ MICHAEL J. NONNENMANN           Director                                August 29, 1997
------------------------------------------
          Michael J. Nonnenmann

                         INDEX TO FINANCIAL STATEMENTS

                                PART IV, ITEM 14
                                  (CONTINUED)

FINANCIAL STATEMENTS

                                                                PAGE NO.
                                                                --------

Five Year Summary...........................................       F-1
Management's Discussion and Analysis of Financial Condition
  and
  Results of Operations.....................................       F-2
Independent Auditors' Reports...............................       F-5
Consolidated Balance Sheets, May 31, 1997 and 1996..........       F-7
Consolidated Statements of Operations, Three Years Ended May
  31, 1997..................................................       F-8
Consolidated Statements of Stockholders' Equity (Deficit),
  Three Years Ended May 31, 1997............................       F-9
Consolidated Statements of Cash Flows, Three Years Ended May
  31, 1997..................................................      F-10
Notes to Consolidated Financial Statements..................      F-11

FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     Individual financial statements for equity method investees have been omitted because they are not significant subsidiaries.

                               FIVE YEAR SUMMARY

                                                           YEARS ENDED MAY 31,
                                        ---------------------------------------------------------
                                         1997          1996          1995       1994       1993
                                         ----          ----          ----       ----       ----
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Net revenues.......................   $36,844       $41,554       $43,775    $42,594    $48,026
  Cost of goods sold.................    28,523        34,140        35,732     33,832     40,406
  Operating expenses.................     5,953         7,640         9,495      9,382      9,311
  Interest expense, net..............     1,748         2,340         2,532      2,435      2,595
  Other non-operating (income)
     expense, net....................        42(a)     (1,962)(a)       336        672        850
                                        -------       -------       -------    -------    -------
  Income (loss) before income taxes
     and effect of accounting
     change..........................       578          (604)       (4,320)    (3,727)    (5,136)
  Income tax credits.................        --           300            --        565      1,350
                                        -------       -------       -------    -------    -------
  Income (loss) before effect of
     accounting change...............       578          (304)       (4,320)    (3,162)    (3,786)
  Effect of accounting change........        --            --            --         --       (262)(b)
                                        -------       -------       -------    -------    -------
  Net income (loss)..................   $   578       $  (304)      $(4,320)   $(3,162)   $(4,048)
  Income (loss) per common share
     before effect of accounting
     change..........................   $  0.01       $ (0.26)      $ (1.61)   $ (1.16)   $ (1.41)
  Effect of accounting change........        --            --            --         --      (0.10)
                                        -------       -------       -------    -------    -------
  Net income (loss) per common
     share...........................   $  0.01       $ (0.26)      $ (1.61)   $ (1.16)   $ (1.51)
                                        -------       -------       -------    -------    -------
  Weighted average common shares and
     common share equivalents........     3,132         3,031         2,871      2,719      2,688
                                        =======       =======       =======    =======    =======
FINANCIAL DATA:
  Working capital (deficiency).......   $ 1,971       $ 1,754       $(6,686)   $ 5,892    $ 8,090
  Property and equipment, net........     3,093         5,507         7,953      8,751     11,056
  Total assets.......................    23,525        24,663        37,319     37,099     41,019
                                        -------       -------       -------    -------    -------
  Debt:
     Debt Outstanding................   $13,608       $15,515       $22,283    $23,816    $26,266
     Less: Cash restricted for debt
       repayment.....................        --            --          (986)    (1,959)        --
                                        -------       -------       -------    -------    -------
     Net debt outstanding............    13,608        15,515        21,297     21,857     26,266
  Preferred stock, convertible and
     redeemable......................     4,036         3,709         3,457      1,472         --
  Stockholders' equity (deficit).....    (1,598)       (1,912)       (1,020)     2,841      4,887
                                        =======       =======       =======    =======    =======
SHARE DATA:
  Dividend per common share..........   $    --       $    --       $    --    $    --    $    --
  Book value per common share........     (0.51)        (0.61)        (0.35)      1.02       1.85
                                        =======       =======       =======    =======    =======

-------------------------
(a) Note 4 -- Subsidiaries and Affiliates

(b) Postretirement Benefits

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in connection with the Consolidated Financial Statements and Notes thereto, to which references are made elsewhere herein.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages which certain items bear to net revenues:

                                                                 PERCENTAGE OF NET
                                                                      REVENUES
                                                              ------------------------
                                                              1997      1996      1995
                                                              ----      ----      ----
Net Revenues................................................   100%      100%      100%
Cost of goods sold..........................................    77        82        81
Operating expenses..........................................    16        18        22
Interest expense, net.......................................     5         6         6
Other (income) expense items, net...........................    --        (4)        1
                                                               ---       ---       ---
Loss before income taxes....................................     2        (2)      (10)
Income tax credits..........................................    --         1        --
                                                               ---       ---       ---
Net income (loss)...........................................     2        (1)      (10)
                                                               ---       ---       ---

FISCAL 1997 COMPARED TO FISCAL 1996

     Met-Coil reported fiscal 1997 earnings of $578,000 which, after deducting preferred stock dividends and accretion, results in net income applicable to the Common Shareholders of $34,000 or $.01 income per common share compared to a net loss of $304,000 in fiscal 1996 (net loss of $773,000 applicable to the Common Shareholders or $.26 net loss per common share). Total fiscal 1997 revenues were $36.8 million compared to fiscal 1996 revenues of $41.6 million, which included $5.8 million attributable to a former subsidiary, Rowe Manufacturing, whose primary product lines were sold in fiscal 1996.

     Excluding Rowe when comparing fiscal 1997 to fiscal 1996, sales increased $1.0 million, cost of goods decreased by $600,000, operating expenses decreased $500,000 and interest decreased nearly $600,000. In fiscal 1996, the Rowe facility also contributed $5.0 million to cost of goods sold and $1.1 million to operating expenses. The sale of Rowe resulted in a gain in fiscal 1996 of $2.1 million.

     The increase in sales is due primarily to Iowa Precision which had increases in both domestic and export sales. The reduction in cost of goods sold and operating expenses is due to tighter cost controls at Lockformer and consolidation of responsibility functions between the two operating units. Interest expense reduced due to the lower level of borrowings on the revolving credit line and the reduction in term debt by the Company throughout 1997.

     Other income and expense includes a lawsuit settlement received in the first quarter of $450,000, charges in the third quarter of $900,000 primarily attributable to liquidation of European operations, a gain on the sale of excess land of $465,000 and a write-down of property held for sale of $242,000 in the fourth quarter.

     The Company's backlog was nearly $16.0 million at July 31, 1997 due primarily to increased demand for the Company's Vulcan Plasma Cutting Machines and Fabrication Systems and positive economic factors.

FISCAL 1996 COMPARED TO FISCAL 1995

     Revenues of $41.6 million decreased from $43.8 million in 1995. The reason for the decrease is due to the sale of two significant product lines at Rowe on February 5, 1996. Sales of products related to these two product lines amounted to $4 million for the period from February 5, 1995 to May 31, 1995. Therefore on a comparable basis revenues increased $1.8 million or 4%, reflecting a continued strong sales market. Included in fiscal 1996 revenues are sales of $5.8 million related to the product lines that were sold. International sales were particularly strong and increased from $7.2 million in 1995 to $10.3 million in 1996.

     Fiscal 1996 cost of goods sold as a percentage of revenues were generally consistent with fiscal 1995 with the slight increase attributable to the companies buying in small quantities due to cash constraints throughout much of 1996. The Company considers its buying practice and cash constraint conditions to be temporary.

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

     Interest expense decreased slightly from $2.5 million in 1995 to $2.3 million in 1996. The decrease was due to the lower level of borrowing which occurred primarily in the fourth quarter of 1996.

     Other income and expense as noted above includes a $2.1 million gain on the sale of the product lines at Rowe.

MARKETS AND TRENDS

     The Company is engaged in highly competitive markets with a significant portion of its business related to the HVAC and construction industries. Fiscal 1997 proved to be a strong year for metal cutting and metal forming purchases. Low unemployment, in conjunction with low inflation and interest rates is largely responsible for the growth in U.S. purchases. In addition, the Company continues to expand its market and geographic diversity, thereby reducing dependencies on the U.S. economy and enhancing its scope of business opportunities.

     The Company's portion of operating results from MCL, an equity investee, provided income in fiscal 1997 due primarily to non-operating gains. This investee has historically provided the Company with nominal income or loss and has projected a net loss for fiscal 1998 as well. However, the affiliate sells and manufactures various Met-Coil products which generate revenues for the Company's operating units in the Asia-Pacific markets in excess of affiliate losses incurred.

     During fiscal 1997, two of the Company's software suppliers, the supplier of Computer Numerical Controlled plasma software and the supplier of CAD and estimating software, formed an alliance together, which has produced significantly advanced software for the Company's Vulcan Plasma Cutting machines. The integration of this new software technology with Met-Coil's Vulcan Plasma Cutting Systems has further differentiated Met-Coil's machines from those of our competitors.

     The Company has two collective bargaining agreements covering production employees at its main operating units which expire in fiscal 1998. The Company expects to negotiate with the unions and to enter into new collective bargaining agreements. There can be no assurance that such agreements will be reached without a work stoppage. However, management has historically negotiated the bargaining agreements successfully.

     Management believes that the demand for metal cutting and forming machinery worldwide should remain at respectable levels for the foreseeable future. Due to tight controls over costs at

Lockformer, gross margin improved in fiscal 1997 and management expects the margins to remain consistent in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

Financial Review:

     At the end of fiscal 1997, current assets exceeded current liabilities by $2.0 million. The Company has reduced total liabilities, including accounts payable and term debt by $1.8 million. At May 31, 1997 the Company had $1.1 million available under its revolving credit agreement.

Cash Flows and Commitments:

     Cash flows from operations have improved each of the past three years. Fiscal 1997 cash flow has been adequate to cover all debt service in fiscal 1997, including a required principal payment of $1.2 million paid after year end in August 1997.

     In fiscal 1997 the Company sold the excess land adjacent to one operating unit and used the proceeds to apply toward the mortgage on the land. A promissory note was executed for the remaining $300,000 which is expected to be paid in fiscal 1998.

     The Company funds its capital expenditures from the cash flow it generates from operations. In 1997, the Company spent $634,000 for capital expenditures. The Company believes capital spending in recent years has been sufficient for maintenance purposes. The Company expects capital expenditures in fiscal 1998 to approximate the fiscal 1997 spending level.

     In September 1996 and March 1997 the Company paid dividends of 6% on the cumulative preferred stock except with respect to two directors who have elected to defer receipt of certain dividend payments. The Company continues to omit quarterly common stock dividends due to loan covenants, which prohibit the payment of common stock dividends. It is uncertain when, and if, the Company will pay common stock dividends in the future.

     The Company believes that amounts available from operating cash flows and funds available under its revolving credit agreement will be sufficient to meet its expected cash needs and planned capital expenditures for fiscal 1998.

CONTINGENCIES AND OTHER MATTERS

     The Company is engaged in various legal and other proceedings incident to its business (see Note 12).

     The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and the other statements in this Annual report which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including but not limited to, the effect of economic conditions, the impact of competition, availability and costs of inventory, the rate of technology change, the availability of capital, supply constraints or difficulties, the effect of the Company's accounting policies, the effect of regulatory and legal developments, and other risks.

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Met-Coil Systems Corporation
Cedar Rapids, Iowa

     We have audited the accompanying consolidated balance sheets of Met-Coil Systems Corporation and Subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of operations and stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such 1997 and 1996 consolidated financial statements present fairly, in all material respects, the financial position of Met-Coil Systems Corporation and Subsidiaries at May 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          Deloitte and Touche LLP

Cedar Rapids, Iowa
August 27, 1997

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Met-Coil Systems Corporation
Cedar Rapids, Iowa

     We have audited the consolidated statements of operations, stockholders' equity (deficit) and cash flows of Met-Coil Systems Corporation and Subsidiaries for the year ended May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Met-Coil Systems Corporation and Subsidiaries for the year ended May 31, 1995, in conformity with general accepted accounting principles.

     The Company's recurring operating losses, working capital deficiency and debt covenant violations raised substantial doubt about the Company's ability to continue as a going concern. The 1995 financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                                          ERNST & YOUNG LLP

Des Moines, Iowa
July 31, 1995

                          CONSOLIDATED BALANCE SHEETS

                                                                    MAY 31,
                                                              -------------------
                                                                1997       1996
                                                                ----       ----
                                                                (IN THOUSANDS,
                                                                EXCEPT SHARES)
Current Assets
  Cash......................................................  $    594   $    890
  Trade receivables, net (Note 3)...........................     4,926      4,585
  Note receivable-related party (Notes 2 and 5).............       750         --
  Notes and other receivables...............................        50        303
  Inventories (Note 3)......................................     8,793      8,007
  Prepaid expenses and other................................       905      1,048
                                                              --------   --------
  Total current assets......................................    16,018     14,833

Property and equipment
  Land......................................................       520      1,535
  Buildings and building improvements.......................     4,073      5,199
  Machinery and equipment...................................     8,825      8,901
  Furniture and equipment...................................     3,018      3,188
                                                              --------   --------
                                                                16,436     18,823
  Less accumulated depreciation.............................    13,343     13,316
                                                              --------   --------
  Property and equipment, net...............................     3,093      5,507

Property held for sale......................................     1,000         --
Investments and other assets (Note 4).......................       998      1,574
License fee (Notes 3 and 12)................................     1,269      1,500
Intangibles, net (Note 3)...................................     1,147      1,249
                                                              --------   --------
TOTAL ASSETS (NOTE 5).......................................  $ 23,525   $ 24,663
                                                              ========   ========
Current liabilities
  Revolving line of credit (Note 5).........................  $  2,371   $  2,715
  Current maturities of long-term debt (Note 5).............     4,620      3,556
  Accounts payable..........................................     1,876      2,958
  Accrued liabilities.......................................     2,349      1,891
  Customer deposits.........................................     2,831      1,959
                                                              --------   --------
  Total current liabilities.................................    14,047     13,079
Long-term debt (Note 5).....................................     6,617      9,244
Deferred income tax credits, net (Note 6)...................       140        140
Other (Note 8)..............................................       283        403
Commitments and contingencies (Notes 12 and 13)
Preferred stock, convertible and redeemable (Note 10).......     4,036      3,709
Stockholders' Equity (Deficit) (Notes 5 and 9):
  Common stock, $.01 par value, authorized 10,000,000, 1997
     issued 3,171,824; 1996 issued 3,146,521................        31         31
  Additional paid-in capital................................    16,248     16,205
  Accumulated deficit.......................................   (17,725)   (17,759)
  Foreign currency translation adjustment (Note 14).........       (50)      (260)
  Cost of common stock reacquired for treasury..............      (102)      (129)
                                                              --------   --------
Stockholders' equity (deficit)..............................    (1,598)    (1,912)
                                                              --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)..............  $ 23,525   $ 24,663
                                                              ========   ========

                 See Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED MAY 31,
                                                              ---------------------------------
                                                                1997        1996        1995
                                                                ----        ----        ----
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Net sales (Notes 4 and 11)..................................    $36,776     $41,654     $43,693
Equity in affiliate (Note 4)................................         68        (100)         82
                                                                -------     -------     -------
Net revenues................................................     36,844      41,554      43,775
Cost of goods sold..........................................     28,523      34,140      35,732
Operating expenses..........................................      5,953       7,640       9,495
Interest expense, net.......................................      1,748       2,340       2,532
(Gain) on businesses sold, net (Note 4).....................         --      (2,148)         --
Other expense, net..........................................         42         186         336
                                                                -------     -------     -------
Income (loss) before income taxes...........................        578        (604)     (4,320)
Income tax credits (Note 6).................................         --         300          --
                                                                -------     -------     -------
Net income (loss) (Note 1)..................................        578        (304)     (4,320)
Preferred stock dividends and accretion (Notes 1 and 10)....        544         469         288
                                                                -------     -------     -------
Net income (loss) applicable to common stock................    $    34     $  (773)    $(4,608)
                                                                =======     =======     =======
Weighted average common shares and
  common share equivalents..................................      3,132       3,031       2,871
                                                                -------     -------     -------
Net income (loss) per common share..........................    $  0.01     $ (0.26)    $ (1.61)
                                                                =======     =======     =======

                 See Notes to Consolidated Financial Statements

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                 FOREIGN
                                    ADDITIONAL                  CURRENCY                  ESOP
                           COMMON    PAID-IN     ACCUMULATED   TRANSLATION   TREASURY     DEBT
                           STOCK     CAPITAL       DEFICIT     ADJUSTMENT     STOCK     GUARANTEE    TOTAL
                           ------   ----------   -----------   -----------   --------   ---------    -----
                                                    (IN THOUSANDS, EXCEPT SHARES)
Balance, May 31, 1994...    $ 28     $15,472      $(12,378)       $  33       $(147)      $(167)    $ 2,841
  Net loss..............      --          --        (4,320)          --          --          --      (4,320)
  Issuance of 111,125
     shares (Note 9)....       1         337            --           --          --          --         338
  Reissuance of
     shares.............      --          --            --           --          18          --          18
  Payments on ESOP
     debt...............      --          --            --           --          --         167         167
  Preferred stock
     dividends and
     accretion..........      --          --          (288)          --          --          --        (288)
  Adjustment from
     foreign currency
     translation........      --          --            --          224          --          --         224
                            ----     -------      --------        -----       -----       -----     -------
Balance, May 31, 1995...    $ 29     $15,809      $(16,986)       $ 257       $(129)      $  --     $(1,020)
  Net loss..............      --          --          (304)          --          --          --        (304)
  Issuance of 213,948
     shares (Note 9)....       2         396            --           --          --          --         398
  Preferred stock
     dividends and
     accretion..........      --          --          (469)          --          --          --        (469)
  Adjustment from
     foreign currency
     translation........      --          --            --         (517)         --          --        (517)
                            ----     -------      --------        -----       -----       -----     -------
Balance, May 31, 1996...    $ 31     $16,205      $(17,759)       $(260)      $(129)      $  --     $(1,912)
  Net income............      --          --           578           --          --          --         578
  Issuance of 21,443
     shares (Note 9)....      --          43            --           --          --          --          43
  Reissuance of
     shares.............      --          --            --           --          27          --          27
  Preferred stock
     dividends and
     accretion..........      --          --          (544)          --          --          --        (544)
  Write-off of foreign
     currency
     translation (Note
     4).................      --          --            --          384          --          --         384
  Adjustment from
     foreign currency
     translation........      --          --            --         (174)         --          --        (174)
                            ----     -------      --------        -----       -----       -----     -------
Balance, May 31, 1997...    $ 31     $16,248      $(17,725)       $ (50)      $(102)      $  --     $(1,598)

                 See Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED MAY 31,
                                                              ---------------------------
                                                               1997      1996      1995
                                                               ----      ----      ----
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................  $   578   $  (304)  $(4,320)
  Adjustments to reconcile net income (loss) to net cash
     flows from operating activities
     Depreciation...........................................    1,154     1,498     1,569
     Amortization of intangibles and deferred finance
       charges..............................................      413       441       442
     Accretion of discount on debt..........................      424       544       465
     Gain on sale of assets.................................     (496)   (2,148)       --
     Write-off of intangibles...............................      273        --        --
     Write-down of property held for sale...................      242        --        --
     Write-off of foreign currency translation adjustment...      384        --        --
     Deferred income taxes..................................       --      (300)       --
     Undistributed earnings of affiliate....................      (68)      100       (82)
                                                              =======   =======   =======
                                                                2,904      (169)   (1,926)
     Changes in assets and liabilities:
       Trade receivables....................................     (341)    3,064    (1,936)
       Notes and other receivables..........................      253       245       115
       Note receivable-related party........................     (750)       --        --
       Inventories..........................................     (786)    1,506    (1,441)
       Income taxes receivable..............................       --        --       176
       Accounts payable and accrued liabilities.............     (744)   (3,334)    2,710
       Customer deposits....................................      872       253       809
       Prepaid expenses and other...........................      613       200       133
                                                              -------   -------   -------
          Net cash flows from operating activities..........    2,021     1,765    (1,360)
                                                              -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Dividends received from affiliate.........................       --        11        34
  Purchases of property and equipment.......................     (634)     (251)     (769)
  Proceeds from the sale of investments and other assets....    1,148        --        --
  Other, net................................................       --        52       (44)
                                                              -------   -------   -------
          Net cash flows from investing activities..........      514      (188)     (779)
                                                              -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments under revolving credit agreement...........     (344)     (340)      (19)
  Repayments of long-term debt..............................   (2,390)   (1,381)   (2,180)
  Proceeds from issuance of long-term debt..................      403        --        --
  Deferred loan costs.......................................     (353)     (292)       --
  Decrease in cash restricted for debt repayment............       --       986       973
  Issuance of preferred stock...............................       --        --     1,827
  Dividends on preferred stock..............................     (217)     (217)     (130)
  Issuance of common stock..................................       70       398       356
  Reduction of ESOP debt guarantee..........................       --        --       167
                                                              -------   -------   -------
          Net cash flows from financing activities..........   (2,831)     (846)      994
                                                              -------   -------   -------
CASH
  Increase (decrease).......................................     (296)      731    (1,145)
  Beginning balance.........................................      890       159     1,304
                                                              -------   -------   -------
  Ending balance............................................  $   594   $   890   $   159
                                                              =======   =======   =======

                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

     The Company designs, engineers and manufactures metal processing machinery and computer-controlled fabrication systems and sells primarily to customers that manufacture products from sheet metal coils and blanks throughout the world. For the years ended May 31, 1997 and 1996, sales to one customer represented 13% and 12% of net revenues, respectively.

SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

     The consolidated financial statements include the accounts of Met-Coil Systems Corporation and its subsidiaries, all of which are wholly-owned. All material intercompany transactions have been eliminated.

Revenue Recognition:

     Revenues are recognized upon shipment. The Company's products carry standard warranty terms for one year for which a warranty accrual is recorded.

Risks and Uncertainties:

     The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for uncollectible accounts receivable, recoverability of long-term assets, environmental and product liability accruals and income tax accruals including valuation allowances for deferred income tax assets.

     The Company has two collective bargaining agreements covering production employees at its main operating units which expire in fiscal 1998. The Company expects to negotiate with the unions and to enter into new collective bargaining agreements. There can be no assurance that such agreements will be reached without a work stoppage. However, management has historically negotiated the bargaining agreements successfully.

Cash and Cash Equivalents:

     For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories:

     Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method.

Investment in Affiliate:

     The Company has a 50% equity interest in Met-Coil Limited (Japan) ("MCL") for which it uses the equity method of accounting. MCL sells and services the Company's products. MCL also manufactures a group of Company products in Japan for the Japanese and Asia-Pacific markets.

Property and Equipment:

     Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the following estimated useful lives.

                                                              YEARS
                                                              -----
Buildings and building improvements.........................  10-25
Machinery and equipment.....................................   3-10
Furniture and equipment.....................................   4-10

     The Company has classified the land and building which contained the operations of a former subsidiary as property held for sale and reported the assets at the lower of cost or estimated realizable value at May 31, 1997.

Intangibles:

     Intangibles, which consist primarily of a license agreement (see Note 12) and the excess of purchase price over fair value of net assets acquired, are being amortized by the straight-line method over periods ranging from 10 to 40 years. The Company evaluates intangibles continually to determine whether any impairment has occurred. This review takes into consideration the recoverability of the unamortized amount based on the estimated undiscounted cash flows of the related product lines. Deferred finance charges are amortized over the life of the related note agreement using the interest method. The Company includes amortization of finance charges with interest expense.

Product Development Expenses:

     The Company's policy is to develop and produce only those products for which the Company believes it is positioned to obtain and hold a substantial market share. The Company's product development involves: a) creation of new products; b) improvements to existing products; and c) design of specific products or modifications of existing products at the request of a customer. Such products or modifications are frequently incorporated into the Company's standard equipment. Product development expenses for Company-sponsored projects are expensed as incurred. From time to time, costs are deferred, to be amortized over the anticipated benefit period, if the future benefits are certain due to a contractual arrangement for a customer-requested product prototype. During the fiscal years 1997, 1996, and 1995, the Company spent approximately $822,000, $1,476,000, and $1,362,000, respectively, in the aggregate for the three categories of product development described above.

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

Income Taxes:

     Deferred income taxes, for financial statement and income tax reporting purposes, are recorded to reflect the tax consequences on future years of differences between the basis of assets and liabilities. In addition, the amounts of any future tax benefits are reduced by a valuation allowance until it is more likely than not that such benefits will be realized.

Stock Based Compensation:

     Stock based compensation is recognized using the intrinsic value method. Pro forma net income (loss) and net income (loss) per share are provided for disclosure purposes as if the fair value method had been applied (see Note 9).

Foreign Currency Translation:

     Asset and liability accounts of the foreign equity-method investee are translated to U.S. dollars using rates of exchange in effect at the balance sheet date. Income statements are translated at average exchange rates during the year. Adjustments arising from translation of the balance sheets to U.S. dollars are included in stockholders' equity (deficit).

Income (Loss) Per Share:

     Income (loss) per common share during each of the periods presented is based on the weighted average number of shares outstanding. Common stock equivalents do not have a significant dilutive effect.

Reclassifications:

     Certain amounts for prior years have been reclassified to conform with the current year presentation.

     Preferred stock accretion, which is included in preferred stock dividends, had previously been reported as interest expense. Such reclassifications decreased net loss to $304,000 from $556,000 and to $4,320,000 from $4,478,000 in fiscal 1996 and 1995, respectively. The reclassification did not impact net loss applicable to common stock.

NOTE 2. GAIN ON SALE OF PROPERTY

     In fiscal 1997 the Company sold the unimproved land adjacent to the Lockformer facility for cash of $250,000 and a note receivable of $750,000 which resulted in a gain of $465,000 (included in other expense, net). The land, which had previously been held under a first mortgage by a trust, of which the trustee is a director of the Company, was sold to that director (see Note 5).

NOTE 3. SUPPLEMENTAL ASSET DATA

Accounts Receivable:

     Amounts shown for trade receivables are net of allowances of $50,000 and $210,000 for 1997 and 1996, respectively.

Inventories:

     The composition of the inventories at May 31, using the first-in, first-out
(FIFO) method, which approximates replacement cost, is as follows:

                                                                 1997      1996
                                                                 ----      ----
                                                                 (IN THOUSANDS)
Raw materials and parts.....................................    $6,779    $7,241
Work in process.............................................     2,425     1,375
Finished goods and supplies.................................       292       580
                                                                ------    ------
                                                                 9,496     9,196
Reduction to LIFO basis.....................................       703     1,189
                                                                ------    ------
                                                                $8,793    $8,007
                                                                ======    ======

License fee and intangibles:

     Amounts shown for the license fee are net of accumulated amortization of $1,230,772 and $1,000,000 for 1997 and 1996, respectively, and the amounts shown for intangibles are net of accumulated amortization of $1,351,000 and $1,186,000 for 1997 and 1996, respectively.

NOTE 4. SUBSIDIARIES AND AFFILIATE

Wholly-Owned Subsidiaries:

     The Company has two wholly-owned subsidiaries at May 31, 1997: Iowa Precision Industries, Inc. and The Lockformer Company.

Sale of Subsidiary:

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

Affiliate:

     A summary of financial information of MCL is set forth below:

                                                                 1997      1996      1995
                                                                 ----      ----      ----
                                                                      (IN THOUSANDS)
Current assets..............................................    $4,220    $4,316    $6,755
Noncurrent assets...........................................       375       351       370
                                                                ------    ------    ------
     Total assets...........................................    $4,595    $4,667    $7,125
                                                                ======    ======    ======
Current liabilities.........................................    $3,204    $3,148    $4,758
Stockholders' equity........................................     1,391     1,519     2,367
                                                                ------    ------    ------
     Total liabilities and stockholders' equity.............    $4,595    $4,667    $7,125
                                                                ======    ======    ======
Net sales...................................................    $7,155    $9,839    $9,270
Gross profit................................................     2,045     2,599     3,192
Net income (loss)...........................................    $  137    $ (200)   $  164

     In 1997 the Company did not receive dividends from MCL. During 1996 the Company received dividends from MCL of $11,000. The Company's accumulated deficit includes approximately $713,000, $645,000, and $745,000 of equity in net income of MCL at May 31, 1997, 1996, and 1995, respectively.

European Operations:

     In February 1997, the Company completed the process of dissolving its European operations. In lieu of incurring the overhead costs of a formal sales and service facility in Europe, a Licensee Agreement was executed with a former dealer whereby the dealer will manufacture and sell various Met-Coil products and remit royalties to the Company. Liquidation of this investment resulted in a loss of approximately $500,000, $384,000 of which is attributable to recognition of the accumulated effect of foreign currency translation. This amount is reflected in other (income) expense in the Company's Consolidated Statements of Operations.

NOTE 5. DEBT

Revolving Line of Credit:

     At May 31, 1997 the Company had a revolving credit agreement with two insurance companies under which it could borrow up to $3,500,000. Borrowings are limited to a borrowing base formula (certain percentages of eligible trade receivables and inventories), bear interest at 11.5% and require the payment of certain fees. As of May 31, 1997 there was $2,371,000 in borrowings outstanding under this line which expires on April 30, 1999.

Long-Term Debt:

     Long-term debt as of May 31, consisted of the following:

                                                             1997      1996
                                                             ----      ----
                                                             (IN THOUSANDS)
Senior notes (A)..........................................  $ 5,970   $ 7,290
Litigation settlement (Note 12)...........................    3,598     4,170
First mortgage on unimproved land (B).....................    1,300     1,300
Real estate contract, installments through May, 1997 with
  interest rate of 9%.....................................       --        40
Note payable, installments through January, 2000 with
  interest rate of 11%....................................      369        --
                                                            =======   =======
Less current maturities...................................  $11,237   $12,800
                                                              4,620     3,556
                                                            -------   -------
                                                            $ 6,617   $ 9,244
                                                            =======   =======

-------------------------
(A) The Company has $5,970,000 of senior notes with two insurance companies due in December, 2000. Interest is at 11.5% payable monthly. The notes are due in monthly total principal payments of $110,000 plus interest. In addition, a principal payment of $1,200,000 which was due on August 31, 1997, has been repaid to the lenders. See "Senior Debt (terms and conditions)" below.

(B) The Company has a first mortgage on unimproved land adjacent to the Lockformer plant. The mortgage is held by a trust of which the trustee is a director of the Company. In fiscal 1997 the Company sold the land to this director for $250,000 cash and a note receivable of $750,000. Proceeds from the downpayment and the note receivable were paid to the trust in June and August 1997, respectively. In August 1997, the Company executed a promissory note to the trust for the remaining $300,000. The note calls for monthly payments of interest only at 15% through February 28, 1997, when such rate shall become 20%. The note can be repaid at any time.

     The aggregate maturities of the long-term debt for years ending May 31, are as follows:

                                                        (IN THOUSANDS)
                                                        --------------
1998..................................................     $ 4,620
1999..................................................       2,053
2000..................................................       1,987
2001..................................................       1,304
2002..................................................         445
Thereafter............................................         828
                                                           -------
                                                           $11,237
                                                           =======

Senior Debt (terms and conditions):

     The covenants and other provisions of both the senior notes payable agreement and revolving credit agreement (described above) are the same.

     Borrowings are collateralized by substantially all of the Company's assets. The agreements contain various restrictive covenants, which among other things, prohibit the payment of dividends, specify the application of proceeds from significant asset sales (primarily to the reduction of senior debt), and require the maintenance of certain financial ratios and amounts. The Company was in compliance with all debt covenants at May 31, 1997.

Fair Values:

     The fair value of the Company's debt instruments was estimated based on current rates offered to the Company for similar debt and approximates the carrying values.

NOTE 6. INCOME TAXES

     The provision for income tax credits is made up of the following components for the years ended May 31:

                                                                1997       1996        1995
                                                                ----       ----        ----
                                                                      (IN THOUSANDS)
Current tax expense (credit):
  Federal...................................................    $ --       $  --       $ --
  State.....................................................      --          --         --
  Foreign...................................................      --          --         --
                                                                ----       -----       ----
Deferred tax expense (credit) -- Federal....................      --        (300)        --
                                                                ----       -----       ----
                                                                $ --       $(300)      $ --
                                                                ====       =====       ====

     Deferred tax expense (credit) results from temporary differences in the recognition of revenue and expense for income tax and financial statement purposes. The sources of these differences and the tax effect of each are as follows for the years ended May 31:

                                                                1997        1996         1995
                                                                ----        ----         ----
                                                                        (IN THOUSANDS)
Excess of tax over book depreciation........................    $  46       $(109)      $  (189)
Change in basis difference of inventory.....................       --         154           128
Accruals not currently deductible...........................      (71)        (40)           72
Investment in affiliate.....................................       24         (83)          348
Settlement expense not deductible until paid................      187         (64)          207
Net operating loss carryforwards............................      363        (111)       (1,984)
Tax credit carryforwards....................................       --          --          (320)
Deferred tax asset valuation allowance......................     (508)         --         1,561
Other.......................................................      (41)        (47)          177
                                                                -----       -----       -------
                                                                $  --       $(300)      $    --
                                                                =====       =====       =======

     Deferred tax (liabilities) assets are composed of the following as of May
31:

                                                                    1997          1996
                                                                    ----          ----
                                                                      (IN THOUSANDS)
Liabilities:
Basis difference of property and equipment..................       $(1,800)      $(1,754)
Basis difference of inventory...............................          (532)         (532)
Undistributed earnings of affiliate.........................          (267)         (243)
Other.......................................................            --           (22)
                                                                   -------       -------
Gross deferred tax liabilities..............................        (2,599)       (2,551)
                                                                   -------       -------
Assets:
Net operating loss carryforwards............................         3,947         4,310
Settlement loss.............................................           750           937
Various accruals not presently deductible...................           511           440
Tax credit carryforwards....................................           724           724
Other.......................................................            19            --
                                                                   -------       -------
Gross deferred tax assets...................................         5,951         6,411
Deferred tax assets valuation allowance.....................        (3,492)       (4,000)
                                                                   -------       -------
Net deferred tax assets.....................................         2,459         2,411
                                                                   =======       =======
Net deferred tax liabilities................................       $  (140)      $  (140)
                                                                   =======       =======

     Total reported income tax (credits) applicable to the Company's operations varies from the amount that would have resulted by applying the federal income tax rate of 34% to income (loss) before income tax credits for the following reasons for the years ended May 31:

                                                                1997        1996         1995
                                                                ----        ----         ----
                                                                        (IN THOUSANDS)
Income tax credit at statutory federal income tax rate......    $ 197       $(205)      $(1,469)
State tax credit, net of federal tax........................       --          --           (31)
Deferred tax asset valuation allowance......................     (508)         --         1,546
Nondeductible amortization of intangibles...................       25          31            34
Other.......................................................      286        (126)          (80)
                                                                -----       -----       -------
                                                                $  --       $(300)      $    --
                                                                =====       =====       =======

     At May 31, 1997 the Company has tax net operating loss carryforwards of $11,300,000 available under provisions of the Internal Revenue Code to be applied against future federal taxable income. These carryforwards expire through May 31, 2011. At May 31, 1997 the Company also has approximately $76,000 of alternative minimum tax (AMT) credit carryforwards available to offset regular tax in future years to the extent that the regular tax exceeds AMT. The credits do not have expiration dates. The Company also has approximately $480,000 of general business credit carryovers which expire through May 31, 2000.

NOTE 7. RETIREMENT PLANS

Employee Stock Ownership Plan:

     The Company has an Employee Stock Ownership Plan ("Plan") for the benefit of employees who meet the eligibility requirements. The Plan holds 179,616 shares of common stock at May 31, 1997. The Company makes cash payments to the Plan, consisting of contributions, in an amount sufficient for it to satisfy ongoing Plan requirements.

     Cash contributions to the Plan were $1,348, $2,000, and $167,000 for the years ended May 31, 1997, 1996, and 1995 respectively. For financial statement purposes, expense for the Plan is determined based on the percentage of shares allocated to participants each period. The amount charged to expense was $54,000, $295,000, and $301,000 for the years ended May 31, 1997, 1996, and
1995, respectively.

Profit-Sharing 401(k) Plan:

     The Company has a qualified profit-sharing plan under Internal Revenue Code
Section 401(k) for those employees who meet certain eligibility requirements set forth in the plan. The Company makes contributions to the plan based upon predetermined percentages of the employees' compensation. Additional amounts may be contributed at the option of the Company's Board of Directors. The retirement expense for the fiscal years ended May 31, 1997, 1996, and 1995 was $332,000, $335,000, and $367,000, respectively.

Defined Benefit Plans:

     The Company's Lockformer subsidiary has two defined benefit pension plans covering substantially all of its employees. The following table includes aggregate amounts for the plans' funded status and amounts recognized in the accompanying financial statements as of May 31:

                                                               1997      1996
                                                               ----      ----
                                                               (IN THOUSANDS)
Actuarial present value of benefit obligations:
Accumulated benefit obligation including vested benefits
  1997 $(2,437); 1996 $(2,369)..............................  $(2,494)  $(2,394)
                                                              -------   -------
Projected benefit obligation................................   (2,494)   (2,394)
                                                              -------   -------
Plan assets at fair value (consisting primarily of fixed
  income obligations).......................................    3,061     2,864
                                                              -------   -------
Plan assets in excess of projected benefit obligation.......      567       470
Unrecognized net gain.......................................     (287)     (267)
Unrecognized prior service cost.............................       45        49
Unrecognized transition asset...............................     (120)      (75)
                                                              -------   -------
Prepaid expense included on balance sheet...................  $   205   $   177
                                                              =======   =======

     Net pension cost (credit) includes the following components for the years ended May 31:

                                                              1997     1996      1995
                                                              ----     ----      ----
                                                                   (IN THOUSANDS)
Service cost................................................  $  52   $    39   $   155
Interest cost on projected benefit obligation...............    200       181        45
Actual return on plan assets................................   (275)     (344)     (119)
Net amortization and deferral...............................     (5)       96      (118)
Unrecognized net loss.......................................     (8)        0         0
                                                              -----   -------   -------
                                                              $ (36)  $   (28)  $   (37)
                                                              =====   =======   =======

     Assumptions used by the Company in the determination of pension plan information consisted of the following as of May 31:

                                                              1997      1996      1995
                                                              ----      ----      ----
                                                                   (IN THOUSANDS)
Discount rate...............................................  8.0%      8.0%      8.0%
Expected long-term rate of return...........................  9.0       9.0       9.0
Long-term inflation rate....................................  5.5       5.5       5.5

NOTE 8. POSTRETIREMENT BENEFITS

     The Company has been providing postretirement health insurance for a limited group of current retirees. Effective May 31, 1993, the Company provided benefits pursuant to a fixed payment schedule per participant which is immune to inflationary pressures. Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits" (SFAS No. 106) requires the cost of providing such postretirement benefits over the retirees' average remaining life expectancy to be accrued, rather than charged to expense as incurred. In applying SFAS No. 106, the Company immediately recognized the Accumulated Postretirement Benefit Obligation (APBO). A discount rate of 8% was used to determine the APBO. The APBO was $158,912 and $182,000 at May 31, 1997 and 1996, respectively.

NOTE 9. CAPITAL STOCK

Options:

     Effective June 4, 1993, the Company adopted the 1993 Employee Stock Option Plan due to the expiration of the 1983 Incentive Stock Option Plan. Under the terms of the plan options to purchase 300,000 shares of the Company's common stock at fair market value at the date of grant may be granted to employees of the Company. Stock options have a ten year life and vest over a four year period. The number of shares outstanding and exercisable is shown in the following table.

                           STOCK OPTIONS OUTSTANDING

                                       SHARE SUBJECT    OPTION PRICE RANGE   WEIGHTED AVERAGE EXERCISE
                                         TO OPTION          PER SHARE            PRICE OF OPTIONS
                                       -------------    ------------------   -------------------------
Outstanding 5/31/94..................      141,300       $1.625 - 6.75                 $4.71
  Granted............................      173,200           3.33                       3.33
  Exercised..........................      (12,000)          1.625                      1.63
  Canceled or expired................       (9,500)      1.625 - 6.75                   3.04

Outstanding 5/31/95..................      293,000       1.625 - 6.75                   3.16
  Granted............................       10,000           2.00                       2.00
  Exercised..........................           --            --                          --
  Canceled or expired................     (151,400)      1.625 - 6.75                   2.59

Outstanding 5/31/96..................      151,600       1.625 - 6.75                   3.65
  Granted............................      195,000           2.06                       2.06
  Exercised..........................           --            --                          --
  Canceled or expired................      (58,600)       3.00 - 6.25                   3.98

Outstanding 5/31/97..................      288,000       1.625 - 6.75                   2.52

     At May 31, 1997 and 1996 options exercisable were 54,000 and 88,450 at weighted average exercise prices of $3.76 and $4.05, respectively. The weighted average, as of May 31, 1997, for the contractual life of options outstanding was
8.7 years. Shares available for future grant were 12,000 at May 31, 1997.

Stock Based Compensation:

     The Company accounts for stock option grants and awards under its stock based compensation plans using the intrinsic value method. If compensation cost for stock option grants and awards had been determined based on fair value at the grant dates for fiscal 1997 and fiscal 1996 options consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                                1997        1996
                                                                ----        ----
                                                                 (IN THOUSANDS)
Net income (loss)...........................  As reported       $ 578       $(304)
                                                                  293        (318)
                                              Pro forma
Net income (loss) per common share..........  As reported       $ .01       $(.26)
                                                                 (.08)       (.27)
                                              Pro forma

     The weighted average fair values at date of grant for options granted during fiscal 1997 and 1996 were estimated to be $1.46 and $1.42, respectively. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: five years expected life to vesting; stock volatility of 86% in 1997 and 89% in 1996; risk-free interest rate of 7.0% in 1997 and 1996; and no dividends during the expected term. During the initial phase-in period, as required by SFAS No. 123, the pro forma amounts were determined based on stock option grants and awards in fiscal 1997 and 1996 only. The pro forma amounts for compensation cost may not be indicative of the effects on net income (loss) and net income
(loss) per share for future years.

Employee Stock Trust:

     The Company has a grantor trust, established May 31, 1993, to which it is authorized to contribute up to 400,000 common shares. In January 1996, the Company issued an additional 50,000 shares to the Trust. The proceeds from the market sale of the shares over time, at expected appreciated values, will be used to fund various employee benefits. As of May 31, 1997 the Company held 4,529 shares in the trust. During the year ended May 31, 1997, 1,194 common shares were issued to fund other benefits. During the year ended May 31, 1996, 189,020 common shares were issued to the Company's 401(k) plan and 24,928 common shares were issued to fund other benefits.

NOTE 10. PREFERRED STOCK -- REDEEMABLE, CONVERTIBLE

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

     The Company is increasing the carrying amount of the preferred stock, using the interest method, so that the carrying amount will equal the redemption amount of $4,706,000 at December 31, 1998. The Company includes accretion of preferred stock with preferred stock dividends.

NOTE 11. EXPORT SALES

     Export sales by geographical area for the years ended May 31 are:

                                                 1997                   1996                    1995
                                           ----------------       -----------------       ----------------
                                           AMOUNT       %*        AMOUNT        %*        AMOUNT       %*
                                           ------       --        ------        --        ------       --
                                                                   (IN THOUSANDS)
Canada.................................    $  847        2%       $   392        1%       $1,180        3%
Europe.................................     3,707       10          1,960        5         3,592        8
Far East...............................     1,531        4          3,792        9         1,477        3
Australia..............................     1,066        3            584        1           319        1
Central/South America..................     1,414        3          2,097        5           316        1
Other..................................       553        3          1,433        3           347        1
                                           ------       --        -------       --        ------       --
                                           $9,118       25%       $10,258       24%       $7,231       17%
                                           ======       ==        =======       ==        ======       ==

-------------------------
* Percent to net sales

NOTE 12. LITIGATION AND CONTINGENT LIABILITIES

Settlement Agreement:

     In January, 1992 the Company and its Lockformer subsidiary reached a Settlement Agreement to settle lawsuits filed against the companies by Construction Technologies, Inc. ("CTI"). The suits alleged patent infringement, among other things, against Lockformer's Vulcan cutting system. Under the terms of the Settlement Agreement, CTI granted Lockformer a royalty bearing license. In return, Lockformer agreed to pay CTI, in addition to royalties due under the license, $7.3 million (discounted at 11%) over a 15 year period. As of May 31, 1997, the Company is required to pay CTI $675,000 annually through January, 2005 with a final payment of $175,000 due January 27, 2006.

     The agreement also provides for prepayments equal to (i) 25% of Lockformer's pre-tax profits exceeding $600,000 up to $1.0 million in any single fiscal year; (ii) 35% of its pre-tax profits exceeding $1.0 million in any single fiscal year; (iii) 50% of the profits of any sale of its capital assets other than trade-ins of capital assets for upgrades or replacements; and (iv) 30% of any non-recurring gains of Lockformer other than those resulting from trade-ins of capital assets for upgrades or replacements. To collateralize these obligations, Lockformer has granted CTI a second lien on all of its assets. Management has assessed the likelihood of prepayments as remote.

     Under the terms of the Settlement Agreement, an unrelated supplier also agreed to pay CTI $50,000 each year through January, 2007.

     The Company guaranteed Lockformer's and the unrelated supplier's obligations under the Settlement Agreement and issued CTI 200,000 unregistered shares of common stock pursuant to a Shareholders Agreement which restricts CTI's resale of these shares, grants CTI limited registration and preemptive rights with respect to newly issued common stock, restricts the Company's payment of cash dividends or other distributions above $.12 per share per year and restricts the creation of new liens on the Company's assets without CTI's approval. The Shareholders Agreement terminates upon the payment of all obligations under the Settlement Agreement.

     The cost of the license was determined by CTI in conjunction with the Settlement Agreement. The Company is amortizing the license fee on a straight line basis over the life of CTI's patent, and believes it is properly reflecting its value.

General:

     The Company is subject to various other legal actions, governmental investigations, and proceedings relating to various matters incidental to its business including product liability and environmental claims. The Company intends to vigorously defend these matters. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with the Company's counsel and insurers, any liability which may ultimately be incurred, is not expected to materially affect the consolidated financial position and results of operations of the Company.

Other:

     The Company has been involved in a long standing legal suit regarding a license agreement purchased from the Company by a competitor. Under the terms of the license agreement, the competitor paid royalties to the Company and is now seeking return of these payments. The suit has been through several appeal processes in which both parties have been declared valid in various claims. The licensee seeks $346,127, which includes interest of $118,192, plus accrued interest thereon from January 1, 1997. The Company intends to continue vigorous defense of this matter.

NOTE 13. LEASES

     The Company leases a building under a noncancelable agreement expiring on April 1, 1998 and requiring noncancellable rentals of $283,000 plus payment of property taxes, maintenance and insurance. In connection with the sale of a former subsidiary, the Company entered into a sublease with the buyer which generally reflects the rents and terms of the original building lease. The minimum rental commitments and amounts due under sublease for this operating lease is $283,000 for 1998.

     The Company also leases other facilities and equipment on short-term leases. At May 31, 1997, future minimum lease payments on noncancelable operating leases were as follows:

1998.....................................................  $125,656
1999.....................................................    27,624
2000.....................................................    27,624
2001.....................................................    27,624
2002.....................................................    26,289
                                                           --------
 .........................................................  $234,817
                                                           ========

     Rental expense for fiscal years 1997, 1996, and 1995 was $131,120, $147,000 and $56,000 respectively.

NOTE 14. SUPPLEMENTAL CASH FLOW DATA

     Supplemental data for the year ended May 31 are:

                                                               1997     1996     1995
                                                               ----     ----     ----
                                                                   (IN THOUSANDS)
Cash payments (receipts) for:
  Interest..................................................  $1,667   $1,913   $2,101
  Income tax refunds........................................  $   --   $   --   $ (176)

     Supplemental data of noncash operating, investing and financing activities:

     During fiscal 1997 the Company reduced the carrying value of land and buildings being held for sale by $242,000 to approximate estimated market value at May 31, 1997.

     During the years ended May 31, 1997, 1996 and 1995 the Company's foreign currency translation adjustments increased (decreased) stockholders' equity (deficit) by ($174,000), ($517,000), and $224,000, respectively.

     During the years ended May 31, 1997, 1996 and 1995 the Company accreted its preferred stock by $327,000, $252,000 and $158,000, respectively.

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

     Additionally, during the year ended May 31, 1996 the Company restructured its debt and in connection therewith received a discount of $516,000 from its prior lenders. However, the Company also collected a note receivable for $709,000 in advance of its maturity and recognized a discount of $179,000 and sold non-operating assets with a net book value of $493,000 for $400,000. The Company also received insurance proceeds of $485,000 related to a fire at the Rowe facility and these funds were paid directly to the Company's lenders to reduce debt.

                               INDEX TO EXHIBITS
                     FORM 10-K FOR YEAR ENDED MAY 31, 1997

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------

    3.1 Restated Certificate of Incorporation of the Registrant, as amended -- incorporated by reference to Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1987.
    3.2 Amended and Restated Bylaws of the Registrant -- incorporated by reference to Exhibit 3.4 of Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1987.
    4.1 Article IV of the Registrant's Restated Certificate of Incorporation (included in Exhibit 3.2 above).
    4.2 The Registrant's $15 million Senior Notes due 2001, dated October 1, 1989 -- incorporated by reference to Exhibit 4.2 of the Registrant's Annual Report of Form 10-K for the fiscal year ended May 31, 1990.
   10.3 The Lockformer Company Employees Retirement Plan (as amended and restated effective as of August 1, 1989).(1)
   10.4 Met-Coil Systems Corporation Employee Stock Ownership Plan and Trust -- incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed with the Commission on October 21, 1985 (Registration No. 2-99971).
   10.7 Agreement, dated January 29, 1995, between The Lockformer Company and District Lodge No. 8, International Association of Machinists and Aerospace Workers.(2)
   10.8 Agreement, dated June 1, 1995, between Iowa Precision Industries, Inc. and Local Union 263, Sheet Metal Workers International Association.(2)
   10.9 Building Lease Agreement, dated April 11, 1988, by and between Roper Whitney Corporation and Industrial Machinery, Systems and Supply, Inc. -- incorporated by reference to
               Exhibit 2 of the Registrant's Current Report on Form 8-K, dated May 1, 1989 (as filed with the Commission on May 16,
               1989).
   10.27 Settlement Agreement among Construction Technology, Inc., Met-Coil Systems Corporation, the Lockformer Company, Inc., and Mechanical Data, Inc., dated as of January 27, 1992 -- incorporated by reference to similarly numbered exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1993.
   10.31 Met-Coil Systems Corporation Retirement Plan as amended and restated effective September 16, 1992 -- incorporated by reference to similarly numbered exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.
   10.32       The Registrant's 1993 Employee Stock Option Plan.(1)
   10.33 Mortgage Note Agreement dated February 28, 1994 between Registrant and the John A. Carver 1983 Trust.(1)
   10.39 The Lockformer Company Employees Pension Plan as amended and restated effective June 28, 1987.(2)
   10.40 Amended and Restated Note Agreement dated April 18, 1996 by and between Met-Coil Systems Corporation, Iowa Precision Industries, The Lockformer Company, Principal Mutual Life Insurance Company, and Modern Woodmen of America -- incorporated by reference to Registrant's current report on Form 8-K dated April 18, 1996 (as filed with the Commission on April 29, 1996).
   10.41 Met-Coil Systems Corporation Non-Employee Directors Deferred Compensation and Performance Unit Plan -- Effective January 1, 1997.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   10.42       Met-Coil Systems 1997 Non-Employee Directors Stock Option
               Plan.
   11          Statement of Computation of Per Share Earnings (Loss)
   21          Subsidiaries of the Registrant
   23          Consents of Experts
   27          Financial Data Schedule

-------------------------
(1) Exhibit is incorporated by reference to similarly numbered exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1995.

(2) Exhibit is incorporated by reference to similarly numbered exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.