Form 10-Q
period 1997-08-31
MET COIL SYSTEMS CORP
filed 1997-10-14
CIK 745469

                                       INDEX TO EXHIBITS  - PAGE   12   OF   13
                                                                 ------   -----
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   ---------
                                   FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended
                                       AUGUST 31, 1997
                                     ----------------------

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from
                                                    to
                                    ---------------    ----------------

                     Commission file number     0-14057
                                               ----------


                          MET-COIL SYSTEMS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         DELAWARE                                                  42-1027215
------------------------------------------------------   ---------------------
(State or Other Jurisdiction of Incorporation)           (I.R.S. Employer No.)

 5486 SIXTH STREET SW,  CEDAR RAPIDS,  IA                               52404
------------------------------------------------------   ---------------------
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's telephone number, including area code:    (319) 363-6566

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
                                                    Yes     X     No
                                                          -------     ---------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 3,171,824
                                                ----------

                          MET-COIL SYSTEMS CORPORATION

                                     INDEX


PART I.      FINANCIAL INFORMATION                                                       PAGE
                                                                                         ----
  ITEM 1.    FINANCIAL STATEMENTS

      Consolidated Condensed Balance Sheets, August 31, 1997
        (Unaudited) and May 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . .    3

      Unaudited Consolidated Condensed Statements of Operations,
        Three Months Ended August 31, 1997 and 1996 . . . . . . . . . . . . . . . . .    4

      Unaudited Consolidated Condensed Statements of Cash Flows,
      Three Months Ended August 31, 1997 and 1996   . . . . . . . . . . . . . . . . .    5

      Notes to Consolidated Condensed Financial Statements  (Unaudited)   . . . . . .    6

  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . .    9


PART II.     OTHER INFORMATION

  ITEM 1.    LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

  ITEM 2.    CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . .   10

  ITEM 3.    DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . . . . .   10

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . .   10

  ITEM 5.    OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . .   10

  INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12


    Exhibit 11  -  Computation of Income Per Common
                     and Common Equivalent Shares   . . . . . . . . . . . . . . . . .   13


PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



MET-COIL SYSTEMS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except shares)

                                                            August 31         May 31,
                                                               1997            1997
                                                            (Unaudited)       (Note)
======================================================================================
Current assets
   Cash                                                    $     194       $      594
   Trade receivables, net                                      5,168            4,926
   Notes and other receivables                                    19              800
   Inventories                                                 9,656            8,793
   Prepaid expenses and other                                    781              905
--------------------------------------------------------------------------------------
   Total current assets                                       15,818           16,018

Property and equipment, net                                    3,917            4,093
Investments and other assets                                     999              998
Intangibles, net                                               2,309            2,416
--------------------------------------------------------------------------------------
TOTAL ASSETS                                               $  23,043       $   23,525
======================================================================================


Current liabilities
   Revolving line of credit                                $   2,613       $    2,371
   Current maturities of long-term debt                        2,420            4,620
   Accounts payable and accrued liabilities                    5,781            4,225
   Customer deposits                                           2,842            2,831
--------------------------------------------------------------------------------------
   Total current liabilities                                  13,656           14,047

Long-term debt                                                 6,366            6,617
Other                                                            354              423

Preferred stock, convertible and redeemable at $13 per share   4,142            4,036

Stockholders' equity (deficit):
Common stock, $.01 par value, authorized 10,000,000 shares;       31               31
    1998 issued 3,171,824; 1997 issued 3,171,824
Additional paid-in capital                                    16,248           16,248
Accumulated deficit                                          (17,654)         (17,725)
Foreign currency translation adjustment                            2              (50)
Common stock in treasury, at cost                               (102)            (102)
--------------------------------------------------------------------------------------
Stockholders' equity (deficit)                                (1,475)          (1,598)
--------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $  23,043       $   23,525
======================================================================================


Note: Condensed from audited financial statements

See Notes to Consolidated Condensed Financial Statements

MET-COIL SYSTEMS CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share data)



                                                          Three Months Ended
                                                              August 31,
                                                          1997                1996
===================================================================================
Net revenues                                        $   10,454          $    8,679

Cost of goods sold                                       8,028               6,861
Operating expenses                                       1,691               1,196
Interest expense, net                                      395                 456
Other (income) expense, net                                163                (416)
-----------------------------------------------------------------------------------
Income before income taxes                                 177                 582
Income taxes                                             - - -               - - -
-----------------------------------------------------------------------------------

Net income                                          $      177          $      582

Preferred stock dividends and accretion                    160                 117
-----------------------------------------------------------------------------------

Net income applicable to
common stock                                        $       17          $      465
===================================================================================


Weighted average common shares
and common share equivalents                             3,243               3,120
===================================================================================


Net income per common share                         $     0.01          $     0.15
===================================================================================


See Notes to Consolidated Condensed Financial Statements

MET-COIL SYSTEMS CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                             Three Months Ended
                                                                                                 August  31,
                                                                                          1997                1996
===================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $      177          $      582
Adjustments to reconcile net income to net cash flows from operating activities:
   Depreciation                                                                            257                 465
   Amortization of intangibles and deferred finance charges                                107                  99
   Accretion of discount on debt                                                           100                 106
   Write-down of property held for sale                                                     80                   -
   Undistributed loss of affiliate                                                         125                   -
-------------------------------------------------------------------------------------------------------------------
                                                                                           846               1,252
   Changes in assets and liabilities:
      Trade receivables                                                                   (242)               (251)
      Notes and other receivables                                                          781                (732)
      Inventories                                                                         (863)               (523)
      Prepaid expenses and other                                                            50                 269
      Accounts payable and accrued liabilities                                           1,487                (349)
      Customer deposits                                                                     11                 506
-------------------------------------------------------------------------------------------------------------------
   Net cash flows from operating activities                                              2,070                 172
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                     (161)               (298)
-------------------------------------------------------------------------------------------------------------------
   Net cash flows from investing activities                                               (161)               (298)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under revolving credit agreements                                        242                 181
   Repayments of long-term debt                                                         (2,551)               (492)
   Issuance of common stock                                                              - - -                  58
-------------------------------------------------------------------------------------------------------------------
   Net cash flows from financing activities                                             (2,309)               (253)
-------------------------------------------------------------------------------------------------------------------

CASH
   Increase (decrease)                                                                    (400)               (379)
   Beginning balance                                                                       594                 890
-------------------------------------------------------------------------------------------------------------------

   Ending balance                                                                   $      194          $      511
===================================================================================================================


See Notes to Consolidated Condensed Financial Statements

                          MET-COIL SYSTEMS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.      PRESENTATION OF FINANCIAL INFORMATION

             The unaudited consolidated condensed financial statements have been prepared by the Company in accordance with the instructions for Securities and Exchange Commission's Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The unaudited consolidated condensed financial statements include the accounts of the Company and its subsidiaries. All material intercompany items and transactions have been eliminated in the consolidation. In the preparation of the unaudited amounts, all adjustments (consisting solely of normal recurring adjustments) have been made which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. It is suggested that the unaudited consolidated condensed financial statements contained herein be read in conjunction with the consolidated statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1997.

             Risks and Uncertainties:
                     The preparation of the Company's financial statements in
             conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     Material estimates that are particularly susceptible to
             significant change in the near-term relate to the determination of the allowance for uncollectible accounts receivable, recoverability of long-term assets, environmental and product liability accruals and income tax accruals including valuation allowances for deferred income assets.

                     The Company has two collective bargaining agreements
             covering production employees at its main operating units which expire in fiscal 1998. The Company expects to negotiate with the unions and to enter into new collective bargaining agreements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED), CONTINUED

             Reclassifications:
                     Certain amounts for the prior year have been reclassified
             to conform with the current year presentation.

                     For the quarter ended August 31, 1996 preferred stock
             dividends were not previously reported as a deduction from net income. Preferred stock dividends of $54,000, which were paid by the Company, have been deducted in arriving at net income applicable to Common Shareholders. This presentation has no effect on aggregate annual dividends or quarters other than the first quarter of fiscal 1997.

NOTE 2.      INVENTORIES

             The composition of the inventories, using the FIFO method, which approximates replacement cost, is as follows (in thousands):

                                                                          August 31,         May 31,
                                                                             1997              1997
                                                                          ----------         --------
                          Raw materials & parts   . . . . . . . . .        $ 7,493           $ 6,779
                          Work in process . . . . . . . . . . . . .          2,866             2,425
                          Finished goods  . . . . . . . . . . . . .          - - -               292
                                                                          ----------         --------
                                                                            10,359           $ 9,496
                          Reduction to LIFO basis . . . . . . . . .            703               703
                                                                          ----------         --------
                                                                           $ 9,656           $ 8,793
                                                                          ==========         ========

NOTE 3.  INVESTMENT IN AFFILIATE

         The Company is accounting for its investment in Met-Coil Ltd. (50% owned) by the equity method of accounting. Selected financial information of the investment in affiliate is as follows (in thousands):

                                                                                              Three Months Ended
                                                                                                    August 31,
                                                                                                1997            1996
                                                                                           --------------------------
                 Net revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 1,307          $ 2,230
                 Gross profit   . . . . . . . . . . . . . . . . . . . . . . . . . . .            401              805
                 Operating income  (loss) . . . . . . . . . . . . . . . . . . . . . .           (193)               9
                 Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . .           (251)               1
                                                                                           ==========     ===========
                 Income (loss) from equity investments,
                        included in net revenues  . . . . . . . . . . . . . . . . . .      $    (125)     $      ---
                                                                                           ==========     ===========

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED), CONTINUED

NOTE 4.  DEBT

         Revolving Line of Credit:
            At August 31, 1997 the Company had a revolving credit agreement with two insurance companies under which it could borrow up to
         $3,500,000.   Borrowings are limited pursuant to a borrowing base
         formula (certain percentages of eligible trade receivables and inventories), bear interest at 11.5% and require the payments of certain fees. Under this line, which expires April 30, 1999, outstanding borrowings as of August 31, 1997 were $2,613,000.

         Long-Term Debt:
             At August 31, 1997 the Company had $4.4 million of senior notes with two insurance companies, due in December 2000. Interest is at 11.5% payable monthly. The notes are due in monthly payments of $110,000 in total plus interest. In addition, a principal payment of $1,200,000 which was due on August 31, 1997, was paid to the lenders.

         For additional information concerning the Company's loan agreements and accompanying terms and restrictions see Note 5 to Financial Statements in the Company's Annual Report on Form 10-K for the year ended May 31, 1997 herein incorporated by reference thereto.

NOTE 5.  SUPPLEMENTAL CASH FLOW DATA

                                                                      Three Months Ended
                                                                          August 31,
                                                                   1997                 1996
                                                              ----------------     ------------
                 Cash paid for Interest                       $     261             $     333
                                                              ================     ============

                          MET-COIL SYSTEMS CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

           Net income for the first quarter of fiscal 1998 was $177,000, which after deducting preferred stock dividends and accretion, results in net income applicable to the Common Shareholders of $17,000 or $.01 per share. Net income for the first quarter of last fiscal year was $582,000, which after deducting preferred stock dividends and accretion, resulted in net income applicable to the Common Shareholders of $465,000 or $.15 net income per share. Last year's first quarter results included a lawsuit settlement of $450,000 ($.14 per share).

           Both operating units recorded increased sales compared to the first
           quarter of  fiscal 1997.   First quarter 1998 revenues were $10.5
           million compared to $8.7 million in first quarter of fiscal 1997. The Company's backlog was $16.8 million at August 31, 1997 compared to $12.2 million for 1996. The increase in sales, operating expenses, gross margin and backlog is primarily due to increased demand for the Company's Vulcan Plasma Cutting Machines and Fabrication Systems and positive economic factors. Operating expenses increased $490,000 and gross margin improved from 21% to 23%.

                        LIQUIDITY AND CAPITAL RESOURCES

           At August 31, 1997, current assets exceeded current liabilities by $2.2 million and the Company had approximately $900,000 available under its revolving credit agreement.

           Cash flow from operations in the first fiscal quarter was $2.1 million and covered all debt service on the Company's senior term notes including a required scheduled prepayment of $1.2 million to the Company's lenders in August. Proceeds of $1 million from the sale of the Company's excess land were applied toward the mortgage on that property. In the first quarter the Company reduced total long-term debt by $2.5 million.

           Subsequent to the end of the first quarter, the Company entered into a sales contract to sell the land and building which contained the operations of a former subsidiary. No material gain or loss is expected to result from the transaction. The proceeds will be used to retire debt.

           In September 1997 all dividends were paid on the Company's preferred stock. The Company continues to omit quarterly common stock dividends due to loan covenants, which prohibit the payment of common stock dividends. It is uncertain when, and if, the Company will pay common stock dividends in the future.

           The Company was in compliance with all debt covenants contained in its note agreements as of August 31, 1997. Management of the Company believes that amounts available from operating cash flows and funds available under its revolving credit agreement will be sufficient to meet its expected cash needs and capital expenditures for the fiscal year.

           The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and other statements in this Quarterly Report which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of economic conditions, the impact of competition, availability and costs of inventory, the rate of technology change, the availability of capital, supply constraints or difficulties, the effect of the Company's accounting policies, the effect of regulatory and legal developments, and other risks.

                          MET-COIL SYSTEMS CORPORATION

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - The Company has been involved in a long standing legal suit regarding a license agreement purchased from the Company by a competitor. Under the terms of the license agreement, the competitor paid royalties to the Company and is now seeking return of these payments. The suit has been through several appeal processes in which both parties have been declared valid in various claims. The Company seeks to recover $324,294 in unpaid past royalties plus accrued interest. The licensee seeks $346,127, which includes interest of $118.192, plus accrued interest thereon from January 1, 1997. The Company intends to continue vigorous defense of this matter.

           The Company is subject to various other legal actions, governmental investigations and proceedings relating to various matters incidental to its business including product liability and environmental claims. The Company intends to vigorously defend these matters. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with the Company's counsel and insurers, any liability which may ultimately be incurred is not expected to materially affect the consolidated financial position and results of operations of the Company.

ITEM 2.    CHANGES IN SECURITIES - None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES   - None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - Subsequent to the end of the first quarter of fiscal 1998, the Company entered into a sales contract to sell the land and building which contained the operations of a former subsidiary. No material gain or loss is expected to result from the sale. The proceeds from the sale will be used to retire debt.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)     EXHIBITS --      See Index to Exhibits included elsewhere
                                    herein.

           (b)     FORM 8-K --      No reports on Form 8-K were filed by the
                                    Registrant during the first quarter of
                                    fiscal 1998.

                                  SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  October 15, 1997               Met-Coil Systems Corporation
                                      Randall J. Stodola
                                      Vice President, Controller and
                                      Chief Accounting Officer



                                      Randall J. Stodola /s/
                                      --------------------------------------

                          MET-COIL SYSTEMS CORPORATION

                               INDEX TO EXHIBITS



EXHIBIT NO.                                                                                                     PAGE
----------                                                                                                      ----

 3.1         Restated Certificate of Incorporation of the Registrant, as amended--incorporated by reference to Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-Q for
               the quarter ended Nov. 30, 1987 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

 3.2         Amended and Restated Bylaws of the Registrant--incorporated by reference to
               Exhibit 3.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1987 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


 4            Private Placement Offering of convertible preferred stock dated December 24, 1993--
                incorporated by reference to Form 8-K filed May 27, 1994 . . . . . . . . . . . . . . . . . .

              Private Placement Offering of convertible preferred stock dated November 28, 1994--
                incorporated by reference to Form 8-K filed March 10, 1995 . . . . . . . . . . . . . . . . .

11            Computation of Income Per Common and Common Equivalent Shares  . . . . . . . . . . . . . . . .  13
