Form 10-Q
period 1997-11-30
MET COIL SYSTEMS CORP
filed 1998-01-09
CIK 745469

                                               INDEX TO EXHIBITS - PAGE 14 OF 17

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  ---------
                                  FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   NOVEMBER 30, 1997
                                    ---------------------

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to

                     Commission file number     0-14057



                             [LOGO APPEARS HERE]



                        MET-COIL SYSTEMS CORPORATION
--------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)


                   DELAWARE                                           42-1027215
--------------------------------------------------         ---------------------
(State or Other Jurisdiction of Incorporation)             (I.R.S. Employer No.)

5486 SIXTH STREET SW,  CEDAR RAPIDS,  IA                                   52404
--------------------------------------------------         ---------------------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's telephone number, including area code:    (319) 363-6566

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 30, 1997, there were 3,194,227 shares of common stock, par value .01 per share.

                        MET-COIL SYSTEMS CORPORATION

                                    INDEX


PART I.   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
ITEM 1.   FINANCIAL STATEMENTS

     Consolidated Condensed Balance Sheets, November 30, 1997
     (Unaudited) and May 31, 1997 ............................................3

     Unaudited Consolidated Condensed Statements of Operations,
     Three Months and Six Months Ended November 30, 1997 and 1996 ............4

     Unaudited Consolidated Condensed Statements of Cash Flows,
     Six Months Ended November 30, 1997 and 1996 .............................5

     Notes to Consolidated Condensed Financial Statements (Unaudited) ........6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ...............................10

PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS .................................................12

 ITEM 2.  CHANGES IN SECURITIES .............................................12

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...................................12

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............12

 ITEM 5.  OTHER INFORMATION .................................................12

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..................................12

INDEX TO EXHIBITS ...........................................................14


     Exhibit 11 - Computation of Income Per Common
                        and Common Equivalent Shares ........................15

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


MET-COIL SYSTEMS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except shares)                            November 30,    May 31,
                                                             1997         1997
                                                         (Unaudited)     (Note)
==============================================================================
Current assets
  Cash                                                     $   454     $   594
  Trade receivables, net                                     5,334       4,926
  Notes and other receivables                                    0         800
  Inventories                                                9,032       8,793
  Prepaid expenses and other                                 1,123         905
-------------------------------------------------------------------------------
  Total current assets                                      15,943      16,018

Property and equipment, net                                  3,107       4,093
Investments and other assets                                   845         998
Intangibles, net                                             2,201       2,416
-------------------------------------------------------------------------------
TOTAL ASSETS                                              $ 22,096     $23,525
===============================================================================

Current liabilities
  Revolving line of credit                                  $2,958      $2,371
  Current maturities of long-term debt                       2,420       4,620
  Accounts payable and accrued liabilities                   4,667       4,225
  Customer deposits                                          2,455       2,831
-------------------------------------------------------------------------------
  Total current liabilities                                 12,500      14,047

Long-term debt                                               6,116       6,617
Other                                                          396         423

Preferred stock, convertible and redeemable at $13 per       4,248       4,036
  share
Stockholders' equity (deficit):
Common stock, $.01 par value, authorized 10,000,000             32          31
   shares; 1998 issued 3,194,227; 1997 issued 3,171,824
Additional paid-in capital                                  16,307      16,248
Accumulated deficit                                        (17,206)    (17,725)
Foreign currency translation adjustment                        (43)        (50)
Common stock in treasury, at cost                             (254)       (102)
-------------------------------------------------------------------------------
Stockholders' equity (deficit)                              (1,164)     (1,598)
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $22,096     $23,525
===============================================================================

Note: Condensed from audited financial statements

See Notes to Consolidated Condensed Financial Statements

MET-COIL SYSTEMS CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                    Three Months Ended       Six Months Ended
                                      November 30,             November 30,
                                    1997          1996       1997        1996
===============================================================================
Net revenues                         $12,444  $  9,013        $22,898  $ 17,692

Cost of goods sold                     9,606     6,944         17,634    13,805
Operating expenses                     1,618     1,387          3,309     2,583
Interest expense, net                    447       440            842       896
Other (income) expense, net              111        93            274      (323)
-------------------------------------------------------------------------------

Income before income taxes               662       149            839       731
Income taxes                               0         0              0         0
-------------------------------------------------------------------------------
Net income                           $   662   $   149        $   839   $   731

Preferred stock dividends and
accretion                                160       117            320       234
===============================================================================

Net income applicable to
common stock                         $   502   $    32        $   519   $   497
===============================================================================

Weighted average common
and common equivalent shares           3,191     3,127          3,207     3,123
===============================================================================

Net income per common
and common equivalent share          $  0.15   $  0.01        $  0.16   $  0.16
===============================================================================


See Notes to Consolidated Condensed Financial Statements

MET-COIL SYSTEMS CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

                                                         Six Months Ended
                                                           November 30,
                                                         1997        1996
================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $  839       $ 731
Adjustments to reconcile net income to net cash flows
 from operating activities:
   Depreciation                                            496         766
   Amortization of intangibles and deferred finance
   charges                                                 215         196
   Accretion of discount on debt                           203         213
   Write-down of property held for sale                     80           0
   Undistributed loss of affiliate                         138         120
--------------------------------------------------------------------------------
                                                         1,971       2,026
   Changes in assets and liabilities:
       Trade receivables                                  (408)       (163)
       Notes and other receivables                          50          36
       Inventories                                        (239)       (787)
       Prepaid expenses and other assets                  (203)       (269)
       Accounts payable, accrued liabilities and other
       liabilities                                         422        (175)
       Customer deposits                                  (376)        (42)
--------------------------------------------------------------------------------
   Net cash flows from operating activities              1,217         626
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from note receivable-related party             750           0
   Proceeds from sale of assets                            920           0
   Purchase of property and equipment                     (510)       (477)
-------------------------------------------------------------------------------
   Net cash flows from investing activities              1,160        (477)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under revolving credit agreements        587         180
   Repayments of long-term debt                         (2,904)       (987)
   Dividends on preferred stock                           (108)       (108)
   Repurchase of treasury stock                           (152)          0
   Issuance of common stock                                 60         102
--------------------------------------------------------------------------------
   Net cash flows from financing activities             (2,517)       (813)
--------------------------------------------------------------------------------

CASH
   Increase (decrease)                                    (140)       (664)
   Beginning balance                                       594         890
--------------------------------------------------------------------------------

   Ending balance                                       $  454       $ 226
================================================================================


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


NOTE 2.   INVENTORIES

          The composition of the inventories, using the FIFO method, which approximates replacement cost, is as follows (in thousands):


                                                 November 30,        May 31,
                                                     1997             1997
                                                 -----------         ------
               Raw materials & parts ...........    $7,369           $6,779
               Work in process .................     2,366            2,425
               Finished goods  .................       ---              292
                                                 ---------           ------
                                                     9,735            9,496
               Reduction to LIFO basis                 703              703
                                                 ---------           ------
                                                    $9.032           $8,793
                                                 =========           ======

NOTE 3.   INVESTMENT IN AFFILIATE

          The Company is accounting for its investment in Met-Coil Ltd.
          (50% owned) by the equity method of accounting. Selected financial information of the investment in affiliate is as follows (in thousands):


                                   Three Months Ended         Six Months Ended
                                      November 30,              November 30,

                                   1997          1996         1997        1996
                                   ------------------         ----------------
Net revenues...................... $1,345      $2,098         $2,652    $4,328
Gross profit......................    367         711            768     1,516
Operating income (loss)...........    (35)       (233)          (228)     (224)
Net income (loss).................    (25)       (240)          (276)     (240)
                                   ======      ======         ======    ======
Income (loss) from equity
   investments included in
   net revenues................... $  (13)     $ (120)        $ (138)   $ (120)
                                   ======      ======         ======    ======

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED), CONTINUED

NOTE 4.   DEBT

          Revolving Line of Credit:
               At November 30, 1997 the Company had a revolving credit agreement with two insurance companies under which it could borrow up
          to $3,500,000.   Borrowings are limited pursuant to a borrowing base
          formula (certain percentages of eligible trade receivables and inventories), bear interest at 11.5% and require payment of certain fees. Under this line, which expires April 30, 1999, outstanding borrowings as of November 30, 1997 were $2,958,000.

          Long-Term Debt:
               At November 30, 1997 the Company had $4.1 million of senior notes with two insurance companies, due in December 2000. Interest is at 11.5% payable monthly. The notes are due in monthly payments of $110,000 in total plus interest.

          For additional information concerning the Company's loan agreements and accompanying terms and restrictions see Note 5 to Financial Statements in the Company's Annual Report on Form 10-K for the year ended May 31, 1997 herein incorporated by reference thereto.

NOTE 5.   SUPPLEMENTAL CASH FLOW DATA

                                                         Six Months Ended
                                                           November 30,
                                                       1997           1996
                                                    ----------     ---------
Cash paid for interest                              $   571        $   611
                                                    ==========     =========
Preferred stock accretion included
with preferred stock dividends                      $   212        $   126
                                                    ==========     =========

NOTE 6.   PENDING ACCOUNTING CHANGES

          In February 1997, the Financial Accounting Standards Board
          (FASB) issued Statement No. 128, "Earnings Per Share". This Statement simplifies the computation of earnings per share and makes the computation more consistent with those of International Accounting Standards. The Statement is effective for periods ending after December 15, 1997. The Company does not expect the adoption of this new standard to significantly impact previously reported earnings per share or earnings per share trends.

          In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information". Statement No. 130 establishes standards for reporting comprehensive income in financial statements. Statement No. 131 expands certain reporting and disclosure requirements for segments from current standards. The Statements are effective for fiscal years beginning after December 15, 1997 and the Company does not expect the adoption of these new standards to result in material changes to previously reported amounts or disclosures.

                         MET-COIL SYSTEMS CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             SECOND QUARTER AND SIX MONTH RESULTS OF OPERATIONS

Revenues for the quarter ended November 30, 1997 increased to $12.4 million from $9 million for the prior year period, which represented an increase of 38%. Met-Coil reported net income of $662,000 or $.15 income per common share for the quarter ended November 30, 1997 compared to net income of $149,000 or $.01 income per common share for the second quarter of last year.

The increase in revenues, cost of sales, operating expenses and net income is primarily attributable to increased demand for the Company's Vulcan Plasma Cutting Machines and Fabrication Systems. This growth is attributable to our continued product developments for the steel service center industry and end-product HVAC manufacturers.

For the first half of fiscal 1998 revenues were $22.9 million, an increase of 29% compared to revenues of $17.7 million last year. Net income for the six months ended November 30, 1997 was $839,000 or $.16 income per common share. A year ago net income included profit from operations of $281,000 plus a lawsuit settlement of $450,000 to total $731,000 or $.16 income per common share. The Company's backlog was $13.6 million at November 30, 1997, an increase of 19% over the November 30, 1996 level of $11.4 million.


                       LIQUIDITY AND CAPITAL RESOURCES

Financial Review:
At November 30, 1997, current assets exceeded current liabilities by $3.4 million and the Company had approximately $500,000 available under its revolving credit agreement.

Cash Flows and Commitments:
In the first half of fiscal 1998 the Company reduced its long-term debt by $2.9 million. Cash flow from operations in the first half of fiscal 1998 was $1.2 million. In September 1997 the Company sold the land and building which previously contained the operations of a former subsidiary for $920,000. No material gain or loss resulted from the transaction. In addition, the Company received the remaining $750,000 receivable from the sale of land in fiscal 1997. The proceeds were used to retire long-term debt.

In September 1997 all dividends were paid on the Company's preferred stock. The Company continues to omit quarterly common stock dividends due to loan covenants, which prohibit the payment of common stock dividends. It is uncertain when, and if, the Company will pay common stock dividends in the future.

The Company was in compliance with all debt covenants contained in its note agreements as of November 30, 1997. Management of the Company believes that amounts available from operating cash flows; funds available under its revolving credit agreement and the Company's borrowing capacity will be sufficient to meet its expected cash needs and capital expenditures for the fiscal year.

The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and other statements in this Quarterly Report which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of economic conditions, the impact of competition, availability of capital, supply constraints or difficulties, the effect of the Company's accounting policies, the effect of regulatory and legal developments, and other risks.

                        MET-COIL SYSTEMS CORPORATION

                         PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS - See Legal Proceedings as included in the Company's Annual
          Report on Form 10-K for the year ended May 31, 1997.

ITEM 2.   CHANGES IN SECURITIES - None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES   - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's Annual Meeting of Stockholders on October 22, 1997, the following actions were voted on:

          1. Board of Directors
                a.  All nominees for election were elected as follows:
                                    Raymond H. Blakeman
                    Shares in favor         Shares against/withheld
                    ---------------         -----------------------
                      2,303,342                     176,361
                                    Gary M. Neal
                    Shares in favor         Shares against/withheld
                    ---------------         -----------------------
                      2,474,827                      4,876

                b.  Continuing in office:
                        Michael J. Nonnenmann      Keith Moore
                        James D. Heitt             Roy Carver

          2. Ratification of appointments of Deloitte & Touche LLP as independent auditors.

                    Shares in favor         Shares against/withheld
                    ---------------         -----------------------
                      2,470,631                      9,072

ITEM 5.   OTHER INFORMATION  - None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS -- See Index to Exhibits included elsewhere herein.

     (b) FORM 8-K -- A report on Form 8-K was filed December 23, 1997 regarding a change of independent auditors.

                                  SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: January 7, 1998                       Met-Coil Systems Corporation
                                            Randall J. Stodola
                                            Vice President, Controller and
                                            Chief Accounting Officer


                                            /s/  Randall J. Stodola
                                            ----------------------------

                         MET-COIL SYSTEMS CORPORATION

                              INDEX TO EXHIBITS



EXHIBIT NO.                                                                PAGE
----------                                                                 ----

3.1       Restated Certificate of Incorporation of the Registrant, as
          amended -- incorporated by reference to Exhibit 3.2 of the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1987...........................................

3.2       Amended and Restated Bylaws of the Registrant --
          incorporated by reference to Exhibit 3.4 of the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended
          November 30, 1987.................................................

4         Private Placement Offering of convertible preferred stock dated
          December 24, 1993 -- incorporated by reference to Form 8-K filed
          May 27, 1994......................................................

          Private Placement Offering of convertible preferred stock dated
          November 28, 1994 -- incorporated by reference to Form 8-K filed
          March 10, 1995....................................................

10        Material contracts -- incorporated by reference to Form 10-K filed August 29, 1997.............................................

11        Computation of Income Per Common and
          Common Equivalent Shares.......................................... 15

27        Financial Statement Schedule...................................... 16

99        Press Release dated January 7, 1998............................... 17