Form 10-Q
period 1998-02-28
MET COIL SYSTEMS CORP
filed 1998-04-09
CIK 745469

                                            INDEX TO EXHIBITS - PAGE  14  OF  18

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   ------
                                  FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   FEBRUARY 28, 1998
                                     ---------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

                       Commission file number   0-14057
                                              -----------




                               [ MET-COIL LOGO]


                         MET-COIL SYSTEMS CORPORATION
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


      DELAWARE                                                       42-1027215
-----------------------------------------------          -----------------------
(State or Other Jurisdiction of Incorporation)             (I.R.S. Employer No.)

5486 SIXTH STREET SW,  CEDAR RAPIDS,  IA                           52404
-----------------------------------------------          -----------------------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's telephone number, including area code:  (319) 363-6566

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 1998, there were 3,197,227 shares of common stock, par value .01 per share.

                         MET-COIL SYSTEMS CORPORATION

                                    INDEX

PART I.   FINANCIAL INFORMATION
                                                                            PAGE
 ITEM 1.  FINANCIAL STATEMENTS                                              ----

     Consolidated Condensed Balance Sheets, February 28, 1998
     (Unaudited) and May 31, 1997............................................ 3

     Unaudited Consolidated Condensed Statements of Operations,
     Three Months and Nine Months Ended February 28, 1998 and 1997........... 4

     Unaudited Consolidated Condensed Statements of Cash Flows,
     Nine Months Ended February 28, 1998 and 1997............................ 5

     Notes to Consolidated Condensed Financial Statements (Unaudited)........ 6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS................................10

PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS..................................................12

 ITEM 2.  CHANGES IN SECURITIES..............................................12

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................12

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................12

 ITEM 5.  OTHER INFORMATION..................................................12

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................12

 INDEX TO EXHIBITS...........................................................14

     Exhibit 11  -  Computation of Basic and Diluted
                          Earnings Per Share.................................15

     Exhibit 27  -  Financial Statement Schedule.............................16

     Exhibit 99  -  Press Release Dated April 7, 1998........................17

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MET-COIL SYSTEMS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands, except shares)                                                February  28,       May 31,
                                                                                  1998             1997
                                                                              (Unaudited)         (Note)
----------------------------------------------------------------------------------------------------------
Current assets
  Cash                                                                      $         170       $    594
  Trade receivables, net                                                            6,711          4,926
  Notes and other receivables                                                           0            800
  Inventories                                                                       8,298          8,793
  Prepaid expenses and other                                                        1,223            905
----------------------------------------------------------------------------------------------------------
  Total current assets                                                             16,402         16,018

Property and equipment, net                                                         3,090          4,093
Investments and other assets                                                          757            998
Intangibles, net                                                                    2,093          2,416
----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                $      22,342       $ 23,525
==========================================================================================================


Current liabilities
  Revolving line of credit                                                  $       2,892       $  2,371
  Current maturities of long-term debt                                              2,495          4,620
  Accounts payable and accrued liabilities                                          5,139          4,225
  Customer deposits                                                                 2,453          2,831
----------------------------------------------------------------------------------------------------------
  Total current liabilities                                                        12,979         14,047

Long-term debt                                                                      5,251          6,617
Other                                                                                 594            423

Preferred stock, convertible and redeemable at $13 per share                        4,348          4,036

Stockholders' equity (deficit):
Common stock, $.01 par value, authorized 10,000,000 shares;                            32             31
   1998 issued 3,197,227; 1997 issued 3,171,824
Additional paid-in capital                                                         16,312         16,248
Accumulated deficit                                                               (16,869)       (17,725)
Foreign currency translation adjustment                                               (51)           (50)
Common stock in treasury, at cost                                                    (254)          (102)
----------------------------------------------------------------------------------------------------------
Stockholders' equity (deficit)                                                       (830)        (1,598)
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $      22,342       $ 23,525
==========================================================================================================


Note: Condensed from audited financial statements

See Notes to Consolidated Condensed Financial Statements

MET-COIL SYSTEMS CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)


                                                             Three Months Ended               Nine Months Ended
                                                               February  28,                    February 28,
                                                                  1998       1997                1998       1997

-------------------------------------------------------------------------------------------------------------------
Net revenues                                             $      11,032   $  8,712        $     33,931   $ 26,403

Cost of goods sold                                               8,684      6,986              26,318     20,792
Operating expenses                                               1,463      1,552               4,772      4,134
-------------------------------------------------------------------------------------------------------------------

Operating income                                                   885        174               2,841      1,477

Interest expense, net                                              362        430               1,204      1,327
Other (income) expense, net                                         86        986                 361        663
-------------------------------------------------------------------------------------------------------------------

Income before income taxes                                         437     (1,242)              1,276       (513)
Income taxes                                                         0          0                   0          0
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                                        $         437   $ (1,242)       $      1,276   $   (513)

Preferred stock dividends and accretion                            160        117                 480        351
-------------------------------------------------------------------------------------------------------------------

Net income (loss) applicable to
common stock                                             $         277   $ (1,359)       $        796   $   (864)
===================================================================================================================

Weighted average shares outstanding:
    Basic EPS                                                    3,117      3,139               3,123      3,128
    Diluted EPS                                                  3,194      3,139               3,192      3,128


Earnings (loss) per shares outstanding:
    Basic EPS                                                    $0.09     ($0.43)              $0.25     ($0.28)
    Diluted EPS                                                  $0.09     ($0.43)              $0.25     ($0.28)


See Notes to Consolidated Condensed Financial Statements

MET-COIL SYSTEMS CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                                    Nine Months Ended
                                                                                       February  28,
                                                                                      1998       1997

----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                    $1,276     $ (513)
Adjustments to reconcile net income to net cash flows from operating activities:
  Depreciation                                                                          698      1,098
  Amortization of intangibles and deferred finance charges                              323        324
  Accretion of discount on debt                                                         303        327
  Write-down of property held for sale                                                   80          0
  Undistributed loss of affiliate                                                       226        120
  Write-off of foreign currency translation adjustment                                    0        384
  Write-off of intangible                                                                 0        246
----------------------------------------------------------------------------------------------------------
                                                                                      2,906      1,986
  Changes in assets and liabilities:
      Trade receivables                                                              (1,785)      (195)
      Notes and other receivables                                                        50        247
      Inventories                                                                       495       (793)
      Investments, prepaid expenses and other assets                                   (303)       708
      Accounts payable, accrued liabilities and other liabilities                     1,084       (539)
      Customer deposits                                                                (378)       919
----------------------------------------------------------------------------------------------------------
  Net cash flows from operating activities                                            2,069      2,333
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from note receivable-related party                                           750          0
  Proceeds from sale of assets                                                          920          0
  Purchase of property and equipment                                                   (695)      (604)
----------------------------------------------------------------------------------------------------------
  Net cash flows from investing activities                                              975       (604)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under revolving credit agreements                                      521       (200)
  Repayments of long-term debt                                                       (4,294)    (2,026)
  Borrowings on long-term debt                                                          500          0
  Dividends on preferred stock                                                         (108)      (108)
  Repurchase of treasury stock                                                         (152)         0
  Issuance of common stock                                                               65        102
  Loan restructuring costs                                                                0       (353)
----------------------------------------------------------------------------------------------------------
  Net cash flows from financing activities                                           (3,468)    (2,585)
----------------------------------------------------------------------------------------------------------

CASH
  Increase (decrease)                                                                  (424)      (856)
  Beginning balance                                                                     594        890
----------------------------------------------------------------------------------------------------------

  Ending balance                                                                     $  170     $   34
==========================================================================================================

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

             The Company has two collective bargaining agreements covering production employees at its main operating units which have three-year terms. In December 1997 the Company negotiated with the unions to enter into new collective bargaining agreements with terms similar to the previous agreements.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED), CONTINUED

        Reclassifications:
               Certain amounts for the prior year have been reclassified to conform with the current year presentation.


NOTE 2. INVENTORIES

        The composition of the inventories, using the FIFO method, which approximates replacement cost, is as follows (in thousands):

                                            February 28,   May 31,
                                                1998        1997
                                            ------------   -------
                Raw materials & parts ..       $ 6,749     $ 6,779
                Work in process ........         2,217       2,425
                Finished goods .........            35         292
                                            ----------     -------
                                                 9,001     $ 9,496
                Reduction to LIFO basis ..         703         703
                                            ----------     -------
                                               $ 8,298     $ 8,793
                                            ==========     =======

NOTE 3. INVESTMENT IN AFFILIATE

        The Company is accounting for its investment in Met-Coil Ltd. (50% owned) by the equity method of accounting. Selected financial information of the investment in affiliate is as follows (in thousands):


                                            Three Months Ended  Nine Months Ended
                                               February 28,        February 28,
                                             1998       1997     1998      1997
                                           ------------------   -----------------
Net revenues                               $  523     $  266    $3,175   $ 4,594
Gross profit                                  131        147       899     1,369
Operating income (loss)                      (218)       (81)     (446)     (305)
Net income (loss)                            (176)        (0)     (452)     (240)
                                           ======     ======    ======   =======
Income (loss) from equity investments,
  included in net revenues                 $  (88)    $   (0)   $ (226)  $  (120)
                                           ======     ======    ======   =======

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED), CONTINUED


NOTE 4.   DEBT

          Revolving Line of Credit:

             At February 28, 1998 the Company has a revolving credit agreement with two insurance companies under which it may borrow up to
          $3,500,000.   Borrowings are limited pursuant to a borrowing base
          formula (certain percentages of eligible trade receivables and inventories), bear interest at 11.5% and require payment of certain fees. Under this line, which expires April 30, 1999, outstanding borrowings as of February 28, 1998 were $2,892,000.

          Long-Term Debt:
             At February 28, 1998 the Company had $4.1 million of senior notes with two insurance companies, including additional funding of $500,000 which the Company's lenders advanced in December 1997, to be used for capital improvements. The senior notes mature in December 2000. Interest is at 11.5% payable monthly. The notes are due in monthly payments of $141,250 in total plus interest.

          For additional information concerning the Company's loan agreements and accompanying terms and restrictions see Note 5 to Financial Statements in the Company's Annual Report on Form 10-K for the year ended May 31, 1997 herein incorporated by reference thereto.

NOTE 5.   SUPPLEMENTAL CASH FLOW DATA


                                                    Nine Months Ended
                                                       February 28,
                                                   1998           1997
                                                 --------       --------
Cash paid for interest                           $    799       $    896
                                                 ========       ========

Preferred stock accretion included
with preferred stock dividends                   $    312       $    189
                                                 ========       ========

NOTE 6.   EARNINGS PER SHARE

          The Financial Accounting Standards Board (FASB) has issued Statement No. 128, "Earnings per Share", which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have only common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic per-share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per-share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED), CONTINUED

NOTE 6. EARNINGS PER SHARE (CONTINUED)

        Because the Company has potential common stock outstanding, (convertible preferred stock and stock options, as discussed in the notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1997) the Company is required to present basic and diluted earnings per share (EPS). The Company initially applied Statement No. 128 for the quarter and nine months ended February 28, 1998 and, as required by the Statement, has restated all per share information for the prior year to conform to the Statement.

NOTE 7. PENDING ACCOUNTING CHANGES

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

NOTE 8. YEAR 2000

        The Company has conducted a preliminary review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The "Year 2000" issue is the result of computer programs being written using two digits (rather than four) to define the application year. Programs that have time-sensitive software may not recognize dates properly and could result in system failure or miscalculations.

        The Company is managing the modification of its information systems to ensure that they are appropriately modified and tested prior to January 1, 2000. The Company presently believes that, with modifications to existing software which has been internally developed and conversion to new software to replace externally purchased applications, the "Year 2000" issue will not pose significant operational problems for the Company's computer systems as so modified and converted. Conversion of other externally purchased automated systems, such as office equipment and plant equipment is being evaluated as well.

        Management expects the costs to modify and convert the Company's information systems to "Year 2000" compliance will not have a material impact on the Company's consolidated financial statements.

                         MET-COIL SYSTEMS CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              THIRD QUARTER AND NINE MONTH RESULTS OF OPERATIONS

Revenues for the quarter ended February 28, 1998 increased to $11 million from $8.7 million last year, which represents an increase of 27%. Net income for the third fiscal quarter of 1998 was $437,000 or $.09 income per common share compared to net loss of $1,242,000 or $.43 loss per share one year ago, which included write-offs of $1,364,000.

For the nine months ended February 28, 1998, revenues were $33.9 million, which is an increase of 28% compared to revenues of $26.4 million one year ago. Net income for the nine months was $1,276,000 million or $.25 income per share.
One year ago the Company reported a net loss of $513,000 or $.28 loss per share for the nine months.

Improved revenues are attributable to continued product developments for the steel service center industry and strong demand for the Company's labor-saving products in the commercial and residential construction markets. As a percentage of revenues, cost of goods sold and operating expenses have been reduced while the Company's order backlog remained consistent at $14 million as of February 28, 1998 and 1997.


                       LIQUIDITY AND CAPITAL RESOURCES

Financial Review:
At February 28, 1998, current assets exceeded current liabilities by $3.4 million and the Company had approximately $500,000 available under its revolving credit agreement.

Cash Flows and Commitments:
In the first nine months of fiscal 1998, the Company has reduced its total long-term debt by nearly $3.5 million. Debt service has been generated by cash flows from operations, proceeds from land and a building which were sold and proceeds from a receivable on the sale of a parcel of land in fiscal 1997.
Cash flow from operations through February 28, 1998 was $2.9 million. In December 1997 the Company's lenders advanced $500,000 which has been used for capital improvements, including plant expansion and advanced engineering Computer-Aided Design (CAD) systems which are expected to improve operating efficiencies.

In September 1997 and March 1998 all dividends were paid on the Company's preferred stock. The Company continues to omit quarterly common stock dividends due to loan covenants, which prohibit the payment of common stock dividends. It is uncertain when, and if, the Company will pay common stock dividends in the future.

The Company was in compliance with all debt covenants contained in its note agreements as of February 28, 1998. Management of the Company believes that amounts available from operating cash flows; funds available under its revolving credit agreement and the Company's borrowing capacity will be sufficient to meet its expected cash needs and capital expenditures for the fiscal year.

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



 Date: April 7, 1998                    Met-Coil Systems Corporation
                                        Randall J. Stodola
                                        Vice President, Controller and
                                        Chief Accounting Officer



                                            Randall J. Stodola /s/
                                        ------------------------------

                         MET-COIL SYSTEMS CORPORATION

                              INDEX TO EXHIBITS



EXHIBIT NO.                                                                 PAGE
-----------                                                                 ----

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

4          Private Placement Offering of convertible preferred stock dated
           December 24, 1993 -- incorporated by reference to
           Form 8-K filed May 27, 1994.......................................

           Private Placement Offering of convertible preferred stock dated
           November 28, 1994 -- incorporated by reference to
           Form 8-K filed March 10, 1995.....................................

10         Material contracts -- incorporated by reference to
           Form 10-K filed August 29, 1997...................................

11         Computation of Basic and Diluted
           Earnings Per Share................................................ 15

27         Financial Statement Schedule...................................... 16

99         Press Release dated April 7, 1998................................. 17