Form 10-K405
period 1998-05-31
MET COIL SYSTEMS CORP
filed 1998-08-28
CIK 745469

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 1998
                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-14057

                          MET-COIL SYSTEMS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                          42-1027215
      (STATE OF INCORPORATION)       (I.R.S. EMPLOYER IDENTIFICATION NO.)

                  5486 SIXTH STREET SW, CEDAR RAPIDS, IA 52404
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                  319-363-6566
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates of the registrant on August 17, 1998 based upon the average of the closing bid and asked prices on that date as reported by the Dow Jones Historical Stock Quote Reporter Service was $3.81.

Registrant had 3,197,807shares of Common Stock, $.01 par value, outstanding as of August 17, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement to be filed with the commission on or before September 4, 1998 are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL


         Met-Coil Systems Corporation ("Met-Coil"), a holding company, and its operating units (collectively referred to as the "Company") design and manufacture metal forming equipment, fabricating machinery and computer-controlled fabrication systems which produce a wide variety of products from metal coils and sheets. The Company's operating units include two wholly-owned subsidiaries--Iowa Precision Industries, Inc. ("Iowa Precision"), The Lockformer Company ("Lockformer") and a joint venture -- Met-Coil Limited ("MCL"). See "Description of Operations" below. Met-Coil was organized under Delaware law in 1973 and its present operating units were acquired thereafter. Met-Coil's principal assets are the shares of stock of its subsidiaries and affiliate.

                               RECENT DEVELOPMENTS

         In fiscal 1998, cash provided by operations generated $4.2 million. The sale of land and a building generated proceeds of $920,000 and proceeds from a note receivable generated $750,000. These factors enabled the Company to make scheduled principal payments on long-term debt of $4.7 million and to reduce the revolving line of credit by $682,000. Capital expenditures for fiscal 1998 were $1.2 million, which included a building expansion at one operating unit for additional assembly space.

         In fiscal 1999, the Company expects to enter the market place with three completely new computer-controlled material handling machines, all of which are being developed internally.

                            DESCRIPTION OF OPERATIONS

         The Company's sheet metal machinery and fabrication systems are designed to process parts from metal coils and blanks in thicknesses up to one-quarter inch. Fabrication systems manufactured by the Company integrate various pieces of equipment which process coils and blanks into a broad range of finished metal products, including ductwork for heating, ventilation, and air-conditioning systems; metal cabinetry for home appliances; electronic components and metal furniture and shelving. Generally, the equipment operates in an automated, computer-controlled environment and includes high-speed roll forming, slitting, shearing and material handling equipment.

Iowa Precision Industries, Inc.

         Iowa Precision manufactures integrated systems for producing slit, roll formed, punched, notched and sheared blanks from sheet metal coils. It is a major manufacturer of heating, ventilation, and air conditioning ("HVAC") manufacturing machinery and automated systems. Iowa Precision's Adjustable Elbow Machine and its Fabriduct system combine Lockformer's roll forming technology with Iowa Precision's equipment to provide unique systems for converting sheet metal into finished ductwork with improved sealing characteristics. In addition, Iowa Precision is one of the few manufacturers of coil processing equipment that designs and produces its own microprocessor computer numerical controls.

The Lockformer Company

         Lockformer designs and manufactures roll forming and cutting machinery and systems utilized by HVAC contractors as well as other industries such as metal furniture, appliance, sign and glass. Lockformer's microprocessor-controlled cutting systems utilize high precision plasma arc torch heads to cut a wide range of materials, thicknesses and shapes. The advanced software in Lockformer's Vulcan Plasma Cutting Machine allows the operator to design, preview, and produce ductwork fittings. In addition, Lockformer markets its Transverse Duct Connector ("TDC") System which connects air-conditioning ductwork and provides enhanced sealing. Lockformer also manufactures quick-change reprogrammable products, such as duplex machines with moveable heads that fit into flexible fabrication systems.

Met-Coil Ltd.

         MCL was formed as a 50% owned joint venture in September 1985 with a Japanese capital goods manufacturer. MCL sells and services Met-Coil products in Japan and the Asia-pacific markets. (See Note 3 of the Consolidated Financial Statements included in Part IV, Item 14 of this Form 10-K.)

                       MARKETING, CUSTOMERS AND SUPPLIERS

         The Company markets its machinery and fabrication systems primarily through a worldwide distributor network. Each of the Company's operating units has management personnel responsible for sales and marketing. The Company also has an international department that is responsible for the coordination of overseas sales and for maintaining and developing the Company's international distributor network. For information concerning the Company's export sales, see Notes to Consolidated Financial Statements included in Part IV, Item 14 of this Form 10-K.

         The Company's operating units rely primarily on independent distributors for their domestic and international sales. Iowa Precision and Lockformer have approximately 39 domestic distributors each and 30 and 24 international distributors, respectively. Many of these distributors represent both of the Company's subsidiaries.

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

         A majority of the Company's revenues are currently generated from domestic sources, such sales representing 80%, 75% and 76% of consolidated revenues during fiscal years 1998, 1997, and 1996, respectively. Several of the Company's principal product lines (including its TDC, Vulcan systems, tools, bending and punching machinery) are used for the production of HVAC ductwork for industrial, commercial and residential buildings and therefore are subject to economic conditions affecting the construction industry. Domestic sales of these product lines represented approximately 69%, 67%, and 56% of the Company's sales during fiscal 1998, 1997 and 1996, respectively. Sales to one customer represented 12%, 13% and 12% of consolidated revenues during fiscal 1998, 1997 and 1996, respectively.

         The Company's principal raw materials are steel and electronic components, which it can obtain from a variety of sources. The Company has not experienced, and does not anticipate, any significant difficulties in obtaining adequate supplies of raw materials.

                               PRODUCT DEVELOPMENT

         The Company's policy is to develop and manufacture only those products for which the Company believes it is positioned to obtain and hold substantial market share. The Company's product development, which results from individual subsidiary effort or from the combined effort of its subsidiaries, involves: a) creation of new products; b) improvements to existing products; and c) design of specific products or modifications of existing products at the request of a customer. Such products or modifications are frequently incorporated into the Company's standard equipment. During fiscal years 1998, 1997 and 1996, the Company spent approximately $924,000, $822,000 and $1,476,000, respectively, in the aggregate for the three categories described above.

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

                        PATENTS, TRADEMARKS AND LICENSES

         The Company holds a variety of patents and trademarks relating to the designs, uses and names of its products and to the names of its subsidiaries. It is the Company's policy to obtain patent protection for as many of its new and developmental products as possible and to enforce all such patent rights. The Company does not believe, however, that the loss of any of these patents or trademarks would have a material adverse effect on the Company's overall competitive position. As a result of the Settlement Agreement with Construction Technology, Inc. ("CTI") in January, 1992, the Company purchased from CTI a license to manufacture and sell the Vulcan Plasma-Cutting Machine for $2.5 million (see Notes to Consolidated Financial Statements included in Part IV,
Item 14 of this Form 10-K).

                                     BACKLOG

         The Company's backlog of orders at July 31, 1998 was approximately $19.8 million, compared to approximately $16.0 million at July 31, 1997. The increase is primarily attributable to positive economic factors and demand for the Company's labor-saving products.

         All orders for machinery and systems not shipped at the end of each period are included in backlog. The Company estimates that all of the present backlog will be shipped within the balance of the fiscal year ending May 31, 1999 (see Management's Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 7 of this Form 10-K).

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

         The Company believes that the Iowa Precision and Lockformer names are well known in the sheet metal processing and fabricating industry and that the reputation of the Company for quality products and service provides the Company with a significant competitive advantage. In addition, the Company's ability to design systems that perform most, if not all, of the sheet metal processing and fabricating functions for any given application and the Company's ability to design, build and service most of the computer needs of the Company's systems provides the Company with advantages over its competition.

                                  ENVIRONMENTAL

         In 1994, the Company settled a claim regarding an environmental matter on the land at one operating unit, which was caused by the other party to the claim. Under the terms of the settlement, the Company received cash and a letter of credit to cover potential future expenses if incurred. Based on ongoing evaluation and site-testing performed by an independent environmental consultant, management continues to assess the likelihood of any future liability in excess of the settlement as remote.

                                    EMPLOYEES

         At July 31, 1998, the Company employed approximately 268 persons, of whom approximately 137 were production employees, 30 were engineering personnel, 27 were sales personnel and the remainder were management and administrative employees . There are currently two three-year collective bargaining agreements covering the production employees at the Lockformer and Iowa Precision operating units (totaling approximately 137 employees). These agreements were successfully renegotiated in fiscal 1998. The Company believes its relations with its employees are satisfactory.

               EXECUTIVE OFFICERS OF MET-COIL SYSTEMS CORPORATION

       Name            Age    Position with the Company and five-year background (1)
       ----            ---    ------------------------------------------------------
Raymond H. Blakeman    74     Chairman of the Board of Met-Coil since July 1986.
                              Chief Executive Officer of Met-Coil from July 1986 to
                              December 1988, from June 1990 to May 1994 and from
                              May 1995 to December 1996.

James D. Heitt         58     Director, President and Chief Operating Officer of Met-Coil
                              since August 1997.  Executive Vice President Operations of
                              Met-Coil October 1996 to August 1997.  Vice President of
                              Met-Coil June 1990 to October 1996.  Executive Vice President
                              of Lockformer since October 1996.  President of Iowa
                              Precision since July 1986.

Randall J. Stodola     45     Vice President and Corporate Controller of Met-Coil since
                              June 1985.  Controller of Iowa Precision since June 1985.

John J. Toben          48     Vice President International of Met-Coil since
                              February 1992. International Marketing Manager
                              June 1988 to February 1992.


(1) Officers of the Company are elected annually by the Board of Directors and hold office until their successors are elected.

ITEM 2.  PROPERTIES

     The principal corporate and subsidiary facilities of the Company, both owned and leased, at May 31, 1998 are as follows:


                                                                      Approx. Area          Owned/
      Location                  Primary Function                     in square feet         Leased
      --------                  ----------------                     --------------         ------
Lisle, Illinois        Lockformer manufacturing and offices          85,000               Owned

Cedar Rapids, Iowa     Iowa Precision manufacturing and offices      74,000               Owned

Cedar Rapids, Iowa     Iowa Precision manufacturing                   5,000               Leased (1)


     (1) Leased on a month-to-month basis. Ninety (90) day notice of intent to vacate premises required.

The owned properties listed above serve as collateral under the Company's senior notes payable and revolving credit agreements. In the opinion of management, the Company's properties are maintained in good operating condition and operate at capacities which range from approximately 90% - 95%.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to various other legal actions, governmental investigations and proceedings relating to various matters incidental to its business including, but not limited to, product liability claims. The Company intends to vigorously defend these matters. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with the Company's counsel and insurers, any liability which may ultimately be incurred is not expected to materially affect the consolidated financial position and results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Met-Coil's common stock is quoted on the OTC Electronic Bulletin Board. The range of high and low bid prices for the common stock, as reported by the Dow Jones Historical Stock Quote Reporter Service, is shown below. Prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The closing price (based upon the average of the closing bid and asked prices) of Met-Coil Common Stock on August 17, 1998, as reported by the Dow Jones Historical Stock Quote Reporter Service, was $3.81.

                                                     BID PRICES
                                               HIGH              LOW
                                              -------------------------
     Fiscal 1998
         Fourth Quarter                       $ 3.43            $ 3.06
         Third Quarter                          3.37              2.75
         Second Quarter                         3.31              3.00
         First Quarter                          3.62              2.00

     Fiscal 1997
         Fourth Quarter                       $ 2.18            $ 1.75
         Third Quarter                          2.43              1.37
         Second Quarter                         2.63              1.25
         First Quarter                          2.87              1.88




     As of August 17, 1998, there were approximately 1,500 stockholders of record of Met-Coil Common Stock, par value $.01 per share, excluding approximately 260 employees with vested rights in the Company's ESOP (some of whom otherwise hold shares in the Company).

     No cash dividends were declared on the Company's Common Stock during the last two fiscal years. See Notes to the Consolidated Financial Statements in
Part IV, Item 14 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Form 10-K for discussions regarding dividend restrictions.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information for this item is not required until the year ending May 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Financial Statements and Financial Statement Schedules" included in
Part IV, Item 14 hereof and herein incorporated by reference thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (a) Changes:
         A report on Form 8-K, filed on December 22, 1998, regarding a change of independent auditors is herein incorporated by reference thereto.

     (b) Disagreements:
         None

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to executive officers of Met-Coil is contained in Part I, Item 1 hereof under the caption "Executive Officers of Met-Coil". The information required by this item as to directors is included under the caption "Board of Directors" in Met-Coil's definitive proxy statement for its 1998 Annual Meeting, and is incorporated herein by reference thereto.

ITEM 11.      EXECUTIVE COMPENSATION

     The information required by this item is included under the captions "Compensation of Executive Officers" and "Summary Compensation Table" in Met-Coil's definitive proxy statement for its 1998 Annual Meeting, and is incorporated herein by reference thereto.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the caption "Officer and Director Ownership of Shares" in Met-Coil's definitive proxy statement for its 1998 Annual Meeting, and is incorporated herein by reference thereto.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the captions "Director Compensation" and "Shares Held by Others" in Met-Coil's definitive proxy statement for its 1998 Annual Meeting, and is incorporated herein by reference thereto.

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

              (3)     List of Exhibits required by Item 601 of Regulation S-K:
                      See Index to Exhibits included elsewhere herein.

     (b)              Reports on Form 8-K:
                      No reports on Form 8-K were filed by the Registrant during the fourth quarter of fiscal 1998.

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

                                            MET-COIL SYSTEMS CORPORATION



                                            By:  /s/ Randall J. Stodola
                                                 ------------------------------
                                                 Randall J. Stodola
                                                 Vice President, Controller
                                                   and Chief Accounting Officer


Date:  August 20, 1998
       ----------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                                 TITLE                 DATE

Raymond H. Blakeman/s/       Director, Chairman of the Board   August 20, 1998
------------------------
Raymond H. Blakeman

James D. Heitt/s/            Director, President and           August 20, 1998
------------------------     Chief Operating Officer
James D. Heitt

Randall J. Stodola/s/        Vice President, Controller and    August 20, 1998
------------------------     Chief Accounting Officer
Randall J. Stodola

E. Keith Moore/s/            Director                          August 20, 1998
------------------------
E. Keith Moore

Gary M. Neal/s/              Director                          August 20, 1998
------------------------
Gary M. Neal

Roy J. Carver Jr./s/         Director                          August 20, 1998
------------------------
Roy J. Carver Jr.

Michael J. Nonnenmann/s/     Director                          August 20, 1998
------------------------
Michael J. Nonnenmann

                          INDEX TO FINANCIAL STATEMENTS
                                PART IV, ITEM 14
                                   (continued)


Financial Statements                                                                             PAGE NO.
--------------------                                                                             --------

     Five Year Summary                                                                             F-1

     Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                                         F-2

     Independent Auditors' Reports                                                                 F-5

     Consolidated Statements of Operations, Three Years Ended May 31, 1998                         F-7

     Consolidated Balance Sheets, May 31, 1998 and 1997                                            F-8

     Consolidated Statements of Cash Flows, Three Years Ended May 31, 1998                         F-9

     Consolidated Statements of Stockholders' Equity (Deficit), Three Years Ended May 31, 1998    F-10

     Notes to Consolidated Financial Statements                                                   F-11

Financial Statement Schedules

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     Individual financial statements for the Company's equity method investee have been omitted because it is not a significant subsidiary.









                                F-1 THROUGH F-25

FIVE YEAR SUMMARY
(In thousands, except per share data)

Years Ended May 31,                                  1998           1997             1996              1995           1994
------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
     Net revenues                                $  44,811       $  36,844        $  41,554         $  43,775      $  42,594
     Gross profit                                   10,196           8,321            7,414             8,043          8,762
     Operating expenses                              6,513           5,953            7,640             9,495          9,382
     Operating income (loss)                         3,683           2,368             (226)           (1,452)          (620)
     Interest expense, net                           1,516           1,748            2,340             2,532          2,435
     Other (income) expense, net                       316              42(a)        (1,962)(a)           336            672
------------------------------------------------------------------------------------------------------------------------------

     Income (loss) before income taxes               1,851             578             (604)           (4,320)        (3,727)
     Income tax credits                              1,129             ---              300               ---            565
------------------------------------------------------------------------------------------------------------------------------

     Net income (loss)                           $   2,980       $     578        $    (304)        $  (4,320)     $  (3,162)
==============================================================================================================================

     Earnings (loss) per share:
         Basic                                   $    0.75       $    0.01        $   (0.26)        $   (1.61)     $   (1.16)
         Diluted                                 $    0.69       $    0.01        $   (0.26)        $   (1.61)     $   (1.16)

FINANCIAL DATA:
     Working capital (deficiency)                $   4,472       $   1,971        $   1,754         $  (6,686)     $   5,892
     Property and equipment, net                     3,448           3,093            5,507             7,953          8,751
     Total assets                                   21,462          23,525           24,663            37,319         37,099
==============================================================================================================================

     Debt:
     Debt outstanding                            $   9,077       $  13,608        $  15,515         $  22,283      $  23,816
     Less: Cash restricted for debt payment            ---             ---              ---              (986)        (1,959)
------------------------------------------------------------------------------------------------------------------------------
     Net debt outstanding                            9,077          13,608           15,515            21,297         21,857
     Preferred stock, convertible and redeemable     4,456           4,036            3,709             3,457          1,472
     Stockholders' equity (deficit)                    643          (1,598)          (1,912)           (1,020)         2,841
==============================================================================================================================

SHARE DATA:
     Dividend per common share                   $     ---       $     ---        $     ---         $     ---      $     ---

     Book value per common share                 $    0.20       $   (0.51)       $   (0.61)        $   (0.35)     $    1.02
==============================================================================================================================


(a)  Note 3 - Subsidiaries and Affiliate

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in connection with the Company's Consolidated Financial Statements and Notes thereto, to which references are made elsewhere herein. The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and the other statements in this report which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including but not limited to, the effect of economic conditions, the impact of competition, availability and costs of inventory, the rate of technology change, the availability of capital, supply constraints or difficulties, the effect of the Company's accounting policies, the effect of regulatory and legal developments, and other risks.

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, the percentages which certain items bear to net revenues:

                                     Percentage of Net Revenues
         ------------------------------------------------------------------------------------
                                                    1998             1997              1996
                                               ----------------------------------------------
         Net revenues                                100%             100%             100 %
         Gross profit                                 23%              23%              18 %
         Operating expenses                           15%              16%              18 %
         Interest expense, net                         3%               5%               6 %
         Other (income) expense, net                   1%               0%              (4)%
         ------------------------------------------------------------------------------------
         Income (loss) before income taxes             4%               2%              (2)%
         Income tax credits                            3%               0%               1 %
         ------------------------------------------------------------------------------------
         Net income (loss)                             7%               2%              (1)%
         ------------------------------------------------------------------------------------

FISCAL 1998 COMPARED TO FISCAL 1997
     Consolidated revenues in fiscal 1998 of $44.8 million represented a 22% increase over 1997 revenues of $36.8 million. Met-Coil is reporting $2.9 million in net income for fiscal 1998, which includes $1.1 million in income tax credits recorded in the fourth quarter of fiscal 1998. The income tax credits relate to a reduction in the Company's deferred tax asset valuation allowance. Net income for fiscal 1997 was $578,000.

     Revenues at both operating units increased over last year. As a whole, the increase resulted primarily from the Company's ability to increase market share for domestic sales of plasma cutting machines. This was due in part to the decision of a previous competitor to discontinue selling plasma cutting machines. It should be recognized, however, that the Company anticipates a return to historic shipment levels for that product in fiscal 1999. The increase in plasma cutting sales in fiscal 1998 over fiscal 1997 was approximately $3.0 million.

     Operations remained highly consistent, reporting gross margin of 23% for both fiscal years. Operating expenses increased by 9% over 1997, but as a percent of net revenues decreased from 16% to 15%. Interest expense was reduced by 13%, from $1.7 million last year to $1.5 million this year due to the lower level of borrowing on the Company's revolving credit line and payments on long-term debt.

     Backlog at July 31, 1998 was $19.8 million, compared to backlog of $16.0 million at July 31, 1997. Worldwide, new orders taken in fiscal 1998 were $49.0 million compared to $37.0 million in fiscal 1997.

FISCAL 1997 COMPARED TO FISCAL 1996
     Met-Coil reported fiscal 1997 earnings of $578,000 which, after deducting preferred stock dividends and accretion, resulted in net income applicable to the common shareholders of $34,000 compared to a net loss of $304,000 in fiscal 1996. Total fiscal 1997 revenues were $36.8 million compared to fiscal 1996 revenues of $41.6 million, which included $5.8 million attributable to a former subsidiary that was sold in fiscal 1996.

    The sale of the former subsidiary resulted in a gain in fiscal 1996 of $2.1 million. Excluding the former subsidiary, when comparing fiscal 1997 to fiscal 1996, net revenue increased $1.0 million, cost of goods decreased by $600,000, operating expenses decreased $500,000 and interest decreased nearly $600,000.

     The increase in net revenue was due primarily to Iowa Precision, which had increases in both domestic and export sales. The reduction in cost of goods sold and operating expenses is due to tighter cost controls at Lockformer and consolidation of responsibility functions between the two operating units. Interest expense reduced due to the lower level of borrowings on the revolving credit line and the reduction in term debt by the Company throughout 1997.

     Other income and expense included a lawsuit settlement recorded in the first quarter of $450,000, special charges in the third quarter of $900,000, a gain on the sale of excess land of $465,000 and a write-down of property held for sale of $242,000 in the fourth quarter.

     The Company's backlog was nearly $16.0 million at July 31, 1997 due primarily to increased demand for the Company's Vulcan Plasma Cutting Machines and Fabrication Systems and positive economic factors.

YEAR 2000 ISSUE
     The Company has assessed and continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 issue is the result of computer programs which were written using two digits (rather than four) to define the application year. As the Year 2000 approaches, date-sensitive software could fail to process critical financial and operational information correctly.

     The Company has identified three major areas determined to be critical for successful Year 2000 compliance: (1) financial and information system applications; (2) manufacturing applications; and (3) third-party relationships. In the financial and information system applications and manufacturing applications, the Company is not aware of any Year 2000 Issues that will not be compliant by early 1999. In the third party area, the Company has contacted most of its major third parties. Most of these parties state that they intend to be Year 2000 compliant by the year 2000.

     The Company does not anticipate that expenditures to ensure that its computer systems are Year 2000 compliant will have a material impact on its financial position, results of operations or cash flows.

MARKETS AND TRENDS
     The Company is engaged in highly competitive markets with a significant portion of its business related to the HVAC and construction industries. Fiscal 1998 proved to be a strong year for metal cutting and metal forming purchases. Low unemployment, in conjunction with low inflation, and interest rates is largely responsible for the growth in U.S. purchases. In addition, the Company continues to expand its market and geographic diversity, thereby reducing dependencies on the U.S. economy and enhancing its scope of business opportunities.

     As mentioned above, the Company manufactured and shipped higher than normal levels of its plasma cutting machines in fiscal 1998. This was due in part to the decision of a previous competitor to discontinue selling plasma cutting machines. While the level of new orders for that product is expected to return to historic levels over the course of fiscal 1999, market share for other customers is expected to improve due to the planned introduction of three new material-handling products.

     Due to declining sales by the Company's joint venture located in Japan, a mutual agreement has been reached to liquidate the formal joint venture over the next fiscal year and expand Met-Coil's international distributor network slightly to provide continued service to existing customers and sell and service the Company's products directly in the Pacific Rim. Management believes the carrying value of the Company's investment approximates the net realizable value.

     The Company has two collective bargaining agreements covering production employees at its main operating units, both of which were successfully renegotiated in fiscal 1998 for a three-year period.

LIQUIDITY AND CAPITAL RESOURCES

Financial Review
     At the end of fiscal 1998, working capital was $4.4 million, compared to $1.9 million last year. During fiscal 1998, the Company reduced the line of credit to $1.7 million, leaving $1.8 million available under its revolving credit agreement.

Cash Flows and Commitments
     Cash flows from operations have improved each of the past three years. Cash provided by operations in 1998 was $4.2 million. The sale of land and a building generated proceeds of $920,000 and proceeds from a note receivable generated $750,000. These factors enabled the Company to make scheduled principal payments on long-term debt of $4.7 million and to reduce the revolving line of credit by $682,000.

     Capital expenditures in 1998 were $1.2 million. This included a building expansion at one operating unit for additional assembly space. The Company expects capital expenditures in fiscal 1999 to be approximately $800,000.

     The Company continues to omit quarterly dividends on common stock due to loan covenants, which prohibit the payment of common stock dividends. It is uncertain when, and if, the Company will pay dividends on common stock in the future.

     In September 1997 and March 1998 the Company paid dividends of 6% on the cumulative preferred stock. The Company's preferred stock is convertible into three shares of common stock at anytime at the option of the holder or may be redeemed after December 31, 1998. Either the Company or the holder of the Company's preferred stock may redeem the stock at a redemption price of $13 per share, plus any accumulated unpaid dividends. Once redeemed, the Company has the option to make cash payments equal to 10% of the value and 12 equal monthly payments, including 10% annual interest. These payments may be deferred if the payments would cause the Company to be in default under the terms of its senior indebtedness.

     Based on the market value of the Company's common stock at or around December 31, 1998, the Company expects that a portion of preferred stockholders will convert their shares into three shares of common stock and another portion will redeem their shares. The Company plans to finance this potential cash outflow, if any, through cash flow from operations and, if required, additional debt financing.

     The Company may also be required to make prepayments under a January 1992 Settlement Agreement (see Note 10). It is anticipated that funding of any such prepayment would be from operating cash flows.

     The Company believes that amounts available from operating cash flows and funds available under its revolving credit agreement will be sufficient to meet its expected cash needs and planned capital expenditures for fiscal 1999.

CONTINGENCIES AND OTHER MATTERS
     The Company is engaged in various legal and other proceedings incident to its business (see Note 10).

INDEPENDENT AUDITOR'S REPORT



To The Board of Directors
Met-Coil Systems Corporation
Cedar Rapids, Iowa


We have audited the accompanying consolidated balance sheet of Met-Coil Systems Corporation and Subsidiaries as of May 31, 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet of Met-Coil Systems Corporation and Subsidiaries as of May 31, 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the two years then ended were audited by other auditors whose report dated August 27, 1997 expressed an unqualified opinion on those statements.

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

In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Met-Coil Systems Corporation and Subsidiaries at May 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



MCGLADREY & PULLEN, LLP
Cedar Rapids, Iowa
July 15, 1998

INDEPENDENT AUDITOR'S REPORT



To The Board of Directors
Met-Coil Systems Corporation
Cedar Rapids, Iowa


We have audited the accompanying consolidated balance sheet of Met-Coil Systems Corporation and Subsidiaries as of May 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended May 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express a opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards Require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting he amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 1997 and 1996 consolidated financial statements present fairly, in all material Respects, the financial position of Met-Coil Systems Corporation and Subsidiaries at May 31, 1997, and the results of their operations and their cash flows for the years ended May 31, 1997 and 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE, LLP
Cedar Rapids, Iowa
August 27, 1997

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)


Years Ended May 31,                                     1998            1997         1996
=============================================================================================
Net sales (Notes 3 and 9)                           $ 45,009         $36,776      $41,654
Equity in affiliate (Note 3)                            (198)             68         (100)
---------------------------------------------------------------------------------------------
Net revenues                                          44,811          36,844       41,554
Cost of goods sold                                    34,615          28,523       34,140
---------------------------------------------------------------------------------------------
Gross profit                                          10,196           8,321        7,414
Operating expenses                                     6,513           5,953        7,640
---------------------------------------------------------------------------------------------
Operating income (loss)                                3,683           2,368         (226)

Nonoperating (income) expense:
  Interest expense, net                                1,516           1,748        2,340
  (Gain) on business sold, net (Note 3)                  ---             ---       (2,148)
  Other expense, net (Note 3)                            316              42          186
---------------------------------------------------------------------------------------------

Income (loss) before income taxes                      1,851             578         (604)
Income tax credits (Note 5)                            1,129             ---          300
---------------------------------------------------------------------------------------------

Net income (loss) (Note 1)                             2,980             578         (304)

Preferred stock dividends (Note 8)                       217             217          217
Preferred stock accretion (Note 8)                       420             327          252
---------------------------------------------------------------------------------------------

Net income (loss) applicable to common stock        $  2,343         $    34      $  (773)
---------------------------------------------------------------------------------------------

Earnings (loss) per common share (Note 11):
  Basic                                             $   0.75         $  0.01      $ (0.26)
  Diluted                                           $   0.69         $  0.01      $ (0.26)

Weighted average common shares (Note 11):
  Basic                                                3,122           3,132        3,031
  Diluted                                              4,295           3,145        3,031

See Notes to Consolidated Financial Statements

 CONSOLIDATED BALANCE SHEETS
 (In thousands, except shares)

 May 31,                                                            1998           1997
========================================================================================
Current assets
 Cash                                                          $      24      $     594
 Trade receivables, net (Note 2)                                   4,574          4,926
 Note receivable-related party (Note 4)                              ---            750
 Inventories (Note 2)                                              8,283          8,793
 Prepaid expenses and other                                        1,254            955
 Deferred income taxes (Note 5)                                    1,129            ---
----------------------------------------------------------------------------------------
Total current assets                                              15,264         16,018

Property and equipment
 Land                                                                520            520
 Buildings and building improvements                               4,420          4,073
 Machinery and equipment                                           7,905          8,825
 Furniture and equipment                                           3,115          3,018
----------------------------------------------------------------------------------------
                                                                  15,960         16,436
 Less accumulated depreciation                                    12,512         13,343
----------------------------------------------------------------------------------------
 Property and equipment, net                                       3,448          3,093

Property held for sale                                               ---          1,000
Investments and other assets (Notes 3 and 6)                         650            998
License fee (Notes 2 and 10)                                       1,038          1,269
Intangibles, net (Note 2)                                          1,022          1,147
Deferred income taxes (Note 5)                                        40            ---
----------------------------------------------------------------------------------------
TOTAL ASSETS (NOTE 4)                                          $  21,462      $  23,525
========================================================================================

Current liabilities
 Revolving line of credit (Note 4)                             $   1,689      $   2,371
 Current maturities of long-term debt (Note 4)                     2,464          4,620
 Accounts payable                                                  1,532          1,876
 Accrued liabilities                                               2,421          2,349
 Customer deposits                                                 2,686          2,831
----------------------------------------------------------------------------------------
 Total current liabilities                                        10,792         14,047

Long-term debt (Note 4)                                            4,924          6,617
Deferred income taxes, net (Note 5)                                  ---            140
Other                                                                647            283
Commitments and contingencies (Notes 8 and 10)
Preferred stock, convertible and redeemable (Note 8)               4,456          4,036
Stockholders' Equity (Deficit) (Note 7)
 Common stock, $.01 par value, authorized 10,000,000 shares;          32             31
 1998 issued 3,196,447; 1997 issued 3,171,824
 Additional paid-in capital                                       16,312         16,248
 Accumulated deficit                                             (15,382)       (17,725)
 Foreign currency translation adjustment (Note 12)                   (65)           (50)
 Cost of common stock reacquired for treasury                       (254)          (102)
----------------------------------------------------------------------------------------
Stockholders' equity (deficit)                                       643         (1,598)
----------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $  21,462      $  23,525
========================================================================================


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Years Ended May 31,                                                      1998        1997        1996
======================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                     $ 2,980     $   578    $   (304)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
    Depreciation                                                          893       1,154       1,498
    Amortization of intangibles and deferred finance charges, net         356         413         441
    Accretion of discount on debt                                         391         424         544
    Gain on sale of assets                                                ---        (496)     (2,148)
    Write-off of intangibles                                              ---         273         ---
    Write-down of property held for sale                                   80         242         ---
    Write-off of foreign currency translation adjustment                  ---         384         ---
    Undistributed earnings of affiliate                                   198         (68)        100
    Deferred income taxes                                              (1,309)        ---        (300)
------------------------------------------------------------------------------------------------------
                                                                        3,589       2,904        (169)
    Changes in assets and liabilities:
      Trade receivables                                                   352        (341)      3,064
      Notes and other receivables                                         ---         253         245
      Inventories                                                         510        (786)      1,506
      Accounts payable and accrued liabilities                             92        (744)     (3,334)
      Customer deposits                                                  (145)        872         253
      Prepaid expenses and other                                         (164)        613         200
------------------------------------------------------------------------------------------------------
      Net cash flows from operating activities                          4,234       2,771       1,765
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Dividends received from affiliate                                     ---         ---          11
    Purchases of property and equipment                                (1,248)       (634)       (251)
    Proceeds from sale of investments and other assets                    920         398         ---
    Note receivable-related party                                         750         ---         ---
    Other, net                                                            ---         ---          52
------------------------------------------------------------------------------------------------------
      Net cash flows from investing activities                            422        (236)       (188)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net repayments under revolving line of credit                        (682)       (344)       (340)
    Repayments of long-term debt                                       (4,740)     (2,390)     (1,381)
    Proceeds from issuance of long-term debt                              500         403         ---
    Deferred finance charges                                              ---        (353)       (292)
    Decrease in cash restricted for debt repayment                        ---         ---         986
    Repurchase of treasury stock                                         (152)        ---         ---
    Dividends on preferred stock                                         (217)       (217)       (217)
    Issuance of common stock                                               65          70         398
------------------------------------------------------------------------------------------------------
      Net cash flows from financing activities                         (5,226)     (2,831)       (846)
------------------------------------------------------------------------------------------------------

CASH
    Increase (decrease)                                                  (570)       (296)        731
    Beginning balance                                                     594         890         159
------------------------------------------------------------------------------------------------------

    Ending balance                                                    $    24     $   594    $    890
======================================================================================================

See Notes to Consolidated Financial Statements

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
  (In thousands, except shares)

                                                                                                Foreign
                                                                  Additional                   Currency
                                                         Common    Paid-In     Accumulated     Translation   Treasury
                                                         Stock     Capital        Deficit      Adjustment      Stock       Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1995                                      $29     $15,809      ($16,986)        $257        ($129)      ($1,020)
  Net loss                                                 ---         ---          (304)         ---          ---          (304)
  Issuance of 213,948
    shares of common stock (Note 7)                          2         396           ---          ---          ---           398
  Preferred stock dividends and accretion                  ---         ---          (469)         ---          ---          (469)
  Adjustment from foreign currency translation             ---         ---           ---         (517)         ---          (517)
----------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1996                                      $31     $16,205      ($17,759)       ($260)       ($129)      ($1,912)
  Net income                                               ---         ---           578          ---          ---           578
  Issuance of 21,443
    shares of common stock (Note 7)                        ---          43           ---          ---          ---            43
  Reissuance of common shares                              ---         ---           ---          ---           27            27
  Preferred stock dividends and accretion                  ---         ---          (544)         ---          ---          (544)
  Write-off of foreign currency translation (Note 4)       ---         ---           ---          384          ---           384
  Adjustment from foreign currency translation             ---         ---           ---         (174)         ---          (174)
----------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1997                                      $31     $16,248      ($17,725)        ($50)       ($102)      ($1,598)
  Net income                                               ---         ---         2,980          ---          ---         2,980
  Issuance of 24,623
    shares of common stock (Note 7)                          1          64           ---          ---          ---            65
  Repurchase of treasury shares                            ---         ---           ---          ---         (152)         (152)
  Preferred stock dividends and accretion                  ---         ---          (637)         ---          ---          (637)
  Adjustment from foreign currency translation             ---         ---           ---          (15)         ---           (15)
----------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998                                      $32     $16,312      ($15,382)        ($65)       ($254)         $643
----------------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:
     The Company designs, engineers and manufactures metal processing machinery and computer-controlled fabrication systems. The Company sells primarily to customers that manufacture products from sheet metal coils and sheets throughout the world. For the years ended May 31, 1998, 1997 and 1996, sales to one customer represented 12%, 13% and 12% of net revenues, respectively.

SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:
     The consolidated financial statements include the accounts of Met-Coil Systems Corporation and its subsidiaries, all of which are wholly owned. All material intercompany transactions have been eliminated.

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

INVESTMENT IN AFFILIATE:
     The Company has a 50% equity interest in Met-Coil Limited (Japan) ("MCL") for which it uses the equity method of accounting. MCL sells and services the Company's products. The Company continually evaluates this investment to determine whether any impairment has occurred.

PROPERTY AND EQUIPMENT:
     Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the following estimated useful lives.

                                                     YEARS
                                                     -----
            Buildings and building improvements      10-25
            Machinery and equipment                   3-10
            Furniture and equipment                   4-10

     In fiscal 1998 the Company sold the land and building which was previously classified as property held for sale. The proceeds were approximately equal to the net realizable value recorded.

LICENSE FEE AND INTANGIBLES:
     The Company is amortizing a license fee over the life of the related patent. Intangibles consist primarily of the excess of purchase price over fair market value of net assets acquired and deferred finance charges. Intangibles are being amortized by the straight-line method over periods ranging from 10 to 40 years. The Company evaluates the license fee and intangibles continually to determine whether any impairment has occurred. This review takes into consideration the recoverability of the unamortized amount based on the estimated undiscounted cash flows of the related product lines. Deferred finance charges are amortized over the life of the related note agreement using the interest method. The Company includes amortization of finance charges with interest expense.

PRODUCT DEVELOPMENT EXPENSES:
     The Company's policy is to develop and produce only those products for which the Company believes it is positioned to obtain and hold a substantial market share. The Company's product development involves: a) creation of new products; b) improvements to existing products; and c) design of specific products or modifications of existing products at the request of a customer. Such products or modifications are frequently incorporated into the Company's standard equipment. Product development expenses for Company-sponsored projects are expensed as incurred. From time to time, costs are deferred, to be amortized over the anticipated benefit period, if the future benefits are certain due to a contractual arrangement for a customer-requested product prototype. During the fiscal years 1998, 1997, and 1996, the Company spent approximately $924,000, $822,000 and $1,476,000, respectively, in the aggregate for the three categories of product development described above.

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

INCOME TAXES:
     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

STOCK OPTIONS ISSUED TO EMPLOYEES:
     In fiscal year 1997, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method for the financial reporting of its stock-based employee compensation plans. However, as allowed by the new standard, the Company has elected to continue to apply the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under this elected method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the period of service.

FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
     Asset and liability accounts of the foreign equity-method investee are translated to U.S. dollars using rates of exchange in effect at the balance sheet date. Income statements are translated at average exchange rates during the year. Accumulated adjustments arising from translation of the balance sheets to U.S. dollars are included in stockholders' equity (deficit).

FAIR VALUES OF FINANCIAL INSTRUMENTS:
     The carrying amount of cash and cash equivalents, customer trade receivables and accounts payable approximates fair value because of the relative short maturity of these instruments. The carrying amount of the current and long-term debt approximates fair value because these instruments bear interest at approximately current rates available to the Company for similar borrowing arrangements.

EARNINGS PER SHARE:
     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. In computing diluted earnings per share, the dilutive effect of stock options during the periods presented, as well as the effect of contingently issuable shares, increase the weighted average number of shares.

     The Company initially applied SFAS No. 128 for the year ended May 31, 1998 and has restated all per share information for prior years to conform to SFAS No. 128.

RECLASSIFICATIONS:
     Certain amounts for prior years have been reclassified to conform with the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS:
     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS No. 130, which is effective for the Company in fiscal 1999, has not been determined.

     In July 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in fiscal 1999. The Company operates in one business segment.

NOTE 2.   SUPPLEMENTAL ASSET DATA

TRADE RECEIVABLES:
     Amounts shown for trade receivables are net of an allowance of $50,000 for 1998 and 1997.

INVENTORIES:
     The composition of inventories at May 31, using the first-in, first-out
(FIFO) method, which approximates replacement cost, is as follows:


 (in thousands)                                1998                  1997
                                     --------------       ---------------
 Raw materials and parts             $        6,558       $         6,779
 Work in process                              2,734                 2,425
 Finished goods and supplies                    378                   292
                                     --------------       ---------------
                                              9,670                 9,496
 Reduction to LIFO basis                      1,387                   703
                                     --------------       ---------------
                                     $        8,283       $         8,793
                                     ==============       ===============

LICENSE FEE AND INTANGIBLES:
     Amounts shown for the license fee are net of accumulated amortization of $1,462,000 and $1,231,000 for 1998 and 1997 respectively, and the amounts shown for intangibles are net of accumulated amortization of $1,375,000 and $1,351,000 for 1998 and 1997, respectively.

NOTE 3.    SUBSIDIARIES AND AFFILIATE

WHOLLY-OWNED SUBSIDIARIES:
     The Company has two wholly-owned subsidiaries at May 31, 1998: Iowa Precision Industries, Inc. and The Lockformer Company.

SALE OF SUBSIDIARY:
     On February 5, 1996, the Company sold certain assets related to two product lines manufactured at the Rowe Machinery and Automation subsidiary. The sale included the "Rowe" name, the technical know-how to produce the "Press Feed" and "Cut-to-Length" product lines, and certain working capital accounts related to these product lines. The Company received proceeds of $3.6 million in total and recognized a gain from the transaction of $2.1 million. The net sales for this subsidiary were approximately $5,850,000 for the year ended May 31, 1996.

AFFILIATE:
A summary of financial information of MCL is set forth below:

(in thousands)                                            1998                 1997                 1996
                                                 --------------       --------------       --------------
Current assets                                   $       2,241        $       4,220        $       4,316
Noncurrent assets                                          121                  375                  351
                                                 --------------       --------------       --------------
Total assets                                     $       2,362        $       4,595        $       4,667

Current liabilities                              $       1,400        $       3,204        $       3,148
Stockholders' equity                                       962                1,391                1,519
                                                 --------------       --------------       --------------
Total liabilities and stockholders' equity       $       2,362        $       4,595        $       4,667

Net sales                                        $       5,591        $       7,155        $       9,839
Gross profit                                             1,409                2,045                2,599
Net income (loss)                                        (397)                  137                (200)

     The Company's accumulated deficit includes approximately $515,000, $713,000 and $645,000 of equity in net income of MCL at May 31, 1998, 1997, and 1996, respectively.

     Due to declining sales of the joint venture entity, the Company has reached a mutual agreement to liquidate the joint venture over the next fiscal year. Met-Coil's international distributor network will be expanded slightly to market the Company's products in the Pacific Rim and to service existing customers. Management believes the carrying value of the Company's investment approximates net realizable value.

EUROPEAN OPERATIONS:
     In February, 1997, the Company completed the process of dissolving its European operations. In lieu of incurring the overhead costs of a formal sales and service facility in Europe, a Licensee Agreement was executed with a former dealer whereby the dealer would manufacture and sell various Met-Coil products and remit royalties to the Company. Liquidation of this investment resulted in a loss of approximately $500,000 in fiscal 1997, $384,000 of which is attributable to recognition of the accumulated effect of foreign currency translation. This amount was reflected in other expense, net in the Company's fiscal 1997 Consolidated Statements of Operations.

NOTE 4.   DEBT

REVOLVING LINE OF CREDIT:
     At May 31, 1998 the Company had a revolving credit agreement with two insurance companies under which it could borrow up to $3,500,000. Borrowings are limited to a borrowing base formula (certain percentages of eligible trade receivables and inventories), bear interest at 11.5% and require the payment of certain fees. As of May 31, 1998, there was $3,500,000 available to be borrowed under the borrowing base formula of which $1,689,000 in borrowings were outstanding. This line expires on April 30, 1999.

LONG-TERM DEBT:
      Long-term debt as of May 31 consisted of the following:

    (in thousands)                                                    1998                  1997
                                                                 ---------------       ---------------

    Senior Notes (A)                                          $           3,794     $           5,970
    Litigation settlement (Note 10)                                       3,314                 3,598
    First mortgage on unimproved land (B)                                     0                 1,300
    Note payable, installments through January 2000
       with interest of 11% (Note 10)                                       280                   369
                                                                 ---------------       ---------------
                                                                          7,388                11,237
    Less current maturities                                               2,464                 4,620
                                                                 ---------------       ---------------
                                                              $           4,924     $           6,617
                                                                 ===============       ===============


(A) The Company has $3,794,000 of senior notes with two insurance companies due in December 2000. Interest is at 11.5% payable monthly. The notes are due in monthly principal payments of $141,250 plus interest.

(B) The Company had a first mortgage on unimproved land adjacent to the Lockformer plant. The mortgage was held by a trust of which the trustee is a director of the Company. In fiscal 1997 the Company sold the land to the director for $250,000 cash and a note receivable of $750,000, that resulted in a gain of $465,000 (included in other expense, net). Proceeds from the downpayment and the note receivable were paid to the trust in June and August 1997, respectively. In August 1997, the Company executed an unsecured promissory note to the trust for the remaining $300,000. The note called for monthly payments of interest only at 15% through February 28, 1998, when such rate was to become 20%. The note was repaid in February 1998.

     The aggregate maturities of the long-term debt for years ending May 31 are as follows: (in thousands)

                                      1999      $       2,464
                                      2000              2,053
                                      2001              1,388
                                      2002                494
                                      2003                445
                                  Thereafter              544
                                                   -----------
                                                $       7,388
                                                   ===========

REVOLVING LINE OF CREDIT AND SENIOR DEBT (TERMS AND CONDITIONS):
     The covenants and other provisions of the senior note agreement and revolving credit agreement (described above) are the same. Borrowings are collateralized by substantially all of the Company's assets. The agreements contain various restrictive covenants which, among other things, prohibit the payment of dividends, specify the application of proceeds from significant asset sales (primarily to the reduction of the senior notes), and require the maintenance of certain financial ratios and amounts. The Company was in compliance with all debt covenants at May 31, 1998.

NOTE 5.    INCOME TAXES
     Net deferred taxes consist of the following components as of May 31, 1998 and 1997:

                                                                            1998                       1997
                                                                        --------------             --------------

         DEFERRED TAX ASSET:                                                          (in thousands)
              Net operating loss carryforwards                       $          2,485           $          3,947
              Accruals and reserves not currently deductible                      768                        511
              Settlement loss                                                     675                        750
              Tax credit carryforwards                                            653                        724
              Other                                                                45                         19
                                                                        --------------             --------------
                                                                                4,626                      5,951
              Less valuation allowance                                          2,471                      4,292
                                                                        --------------             --------------
                                                                     $          2,155           $          1,659
                                                                        --------------             --------------
         DEFERRED TAX LIABILITIES:
              Property and equipment                                              260                      1,000
              Basis difference of inventory                                       531                        532
              Undistributed earnings of affiliate                                 161                        267
              Other                                                                34                          0
                                                                        --------------             --------------
                                                                                  986                      1,799
                                                                        --------------             --------------
                                                                     $          1,169           $           (140)
                                                                        ==============             ==============


     Net deferred income taxes are presented on the balance sheet at May 31, 1998 and 1997 as follows:



                                                                            1998                       1997
                                                                        --------------             --------------
                                                                                      (in thousands)
         Current assets                                              $          1,129           $              0
         Noncurrent assets                                                         40                          0
         Noncurrent (liabilities)                                                   0                       (140)
                                                                        --------------             --------------
                                                                     $          1,169           $           (140)
                                                                        ==============             ==============



     At May 31, 1998, the Company has reduced recorded deferred tax assets by a valuation allowance of $2,471,000. While management believes that the Company will generate sufficient taxable income to fully realize the benefit of the loss carryforwards prior to their expiration, management also recognized that strong positive evidence of probable realization is necessary to overcome the negative evidence inherent in the Company's historical operating results. Due to the inherent uncertainty in forecasts of future operating results, management has elected to establish a valuation allowance equal to the amount by which the gross deferred tax assets exceed deferred tax liabilities and the tax benefits of net operating losses expected to be realized during the next fiscal year.

     Income tax credits are made up of the following components for the years ended May 31:


                                                                           1998                1997                1996
                                                                   -------------       -------------       -------------
                                                                                       (in thousands)

Current tax expense                                             $             0     $             0     $             0
Deferred taxes                                                            1,129                   0                 300
                                                                   =============       =============       =============
                                                                $         1,129     $             0     $           300
                                                                   =============       =============       =============


     The income tax (credits) differ from the amount of income tax determined by applying the U.S. Federal income tax rate (35%) to income (loss) before income tax credits due to the following for the years ended May 31:

                                                                           1998                1997                1996
                                                                   -------------       -------------       -------------
                                                                                       (in thousands)
Computed "expected" tax (benefit)                               $           648     $           202     $          (212)
Increase (decrease) in income taxes resulting from:
      Change in valuation allowance                                      (1,821)               (508)                  0
      Nondeductible amortization of intangibles                              25                  25                   0
      Other                                                                  19                 281                (120)
                                                                   ------------        ------------       -------------
                                                                $        (1,129)    $             0     $          (332)
                                                                   =============       =============       =============


     At May 31, 1998, the Company has net operating loss carryforwards of $7,000,000 available under provisions of the Internal Revenue Code to be applied against future federal taxable income. These carryforwards expire through May 31, 2011. At May 31, 1998, the Company also has approximately $173,000 of alternative minimum tax (AMT) credit carryfowards available to offset regular tax in future years to the extent that the regular tax exceeds AMT. The credits do not have expiration dates. The Company also has approximately $480,000 of general business credit carryfowards which expire through May 31, 2000.

NOTE 6.    RETIREMENT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN:
     The Company has an Employee Stock Ownership Plan ("Plan") for the benefit of employees who meet the eligibility requirements. The Plan holds 168,847 shares of common stock at May 31, 1998, which have been allocated to the participants. The Company makes cash contributions in an amount sufficient for it to satisfy ongoing Plan requirements.

     Cash contributions to the Plan were $4,100, $1,348 and $2,000 for the years ended May 31, 1998, 1997, and 1996, respectively. For financial statement purposes, expense for the Plan is determined based on the percentage of shares allocated to participants each period. The amount charged to expense was none, $54,000 and $295,000 for the years ended May 31, 1998, 1997, and 1996, respectively.

PROFIT-SHARING 401(K) PLAN:
     The Company has a qualified profit-sharing plan under Internal Revenue Code
Section 401(k) for those employees who meet certain eligibility requirements set forth in the plan. The Company makes contributions to the plan based upon predetermined percentages of the employees' compensation. Additional amounts may be contributed at the option of the Company's Board of Directors. The retirement expense for the fiscal years ended May 31, 1998, 1997, and 1996 was $379,400, $332,000 and $335,000, respectively.

DEFINED BENEFIT PLANS:
     The Company's Lockformer subsidiary has two defined benefit pension plans covering substantially all of its employees. The following table includes aggregate amounts for the plans' funded status and amounts recognized in the accompanying financial statements as of May 31:



      (in thousands)                                                                        1998                  1997
                                                                                            ----                  ----
      Actuarial present value of benefit obligations:
      Accumulated benefit obligation including vested benefits
          1998 ($2,607); 1997 ($2,437)                                              $          (2,669)    $          (2,494)
                                                                                       ---------------       ---------------
      Projected benefit obligation                                                             (2,669)               (2,494)
      Plan assets at fair value (consisting primarily of fixed income obligations)              3,637                 3,061
                                                                                       ---------------       ---------------
      Plan assets in excess of projected benefit obligation                                       968                   567
      Unrecognized net gain                                                                      (599)                 (287)
      Unrecognized prior service cost                                                              42                    45
      Unrecognized transition asset                                                               (58)                 (120)
                                                                                       ---------------       ---------------
      Prepaid pension asset                                                         $             353     $             205
                                                                                       ===============       ===============


Net pension cost (credit) includes the following components for the years ended May 31:

(in thousands)                                                           1998                1997                1996
                                                                     --------------      --------------      --------------
Service cost                                                      $             52    $             52    $             39
Interest cost on projected benefit obligation                                  200                 200                 181
Actual return on plan assets                                                  (671)               (275)               (344)
Net amortization and deferral                                                  382                 (13)                 96
                                                                     --------------      --------------      --------------
                                                                  $            (37)   $            (36)   $            (28)
                                                                     ==============      ==============      ==============

Assumptions used by the Company in determination of pension plan information consisted of the following as of May 31:

                                                                         1998                1997                1996
                                                                     --------------      --------------      --------------
Discount rate                                                                7.25%               8.00%               8.00%
Expected long-term rate of return                                            9.00%               9.00%               9.00%
Long-term inflation rate                                                     5.50%               5.50%               5.50%


NOTE 7.    STOCK-BASED COMPENSATION PLANS

     At May 31, 1998, the Company had various stock-based compensation plans, which are described below. Grants under the Company's stock option plans are accounted for in accordance with Accounting Principles Board (APB) Opinion No. 25 and related Interpretations.

EMPLOYEE STOCK OPTIONS:
     Effective June 4, 1993, the Company adopted the 1993 Employee Stock Option Plan. Under the terms of the plan, options to purchase 300,000 shares of the Company's common stock at fair market value at the date of grant were reserved for grants to employees of the Company. Stock options are granted at the discretion of the Board of Directors. Under this plan, stock options have a ten-year life and vest over a four-year period.

NONEMPLOYEE DIRECTORS STOCK OPTIONS:
     Effective March 1, 1997, the Company adopted the 1997 Nonemployee Directors Stock Option Plan. Under the terms of the plan, options to purchase 100,000 shares of the Company's common stock at fair market value at the date of grant may be granted to nonemployee directors of the Company. Stock options are granted at the discretion of the Board of Directors. Under this plan, stock options have a ten-year life and vest immediately.

STOCK BASED COMPENSATION:
     The Company accounts for stock option grants and awards under its stock based compensation plans using the intrinsic value based method. If compensation cost for stock option grants and awards had been determined based on fair value at the grant dates consistent with the method prescribed by SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income (loss) applicable to the common stock and income (loss) per common share would have been adjusted to the pro forma amounts indicated below:

         (in thousands)                       1998             1997             1996
                                            ---------        ---------        ---------
         Net income (loss):
           As reported                   $     2,980      $       578      $     (304)
           Pro forma                           2,964              293            (318)

         Net income (loss) applicable to common stock:
           As reported                   $     2,343      $        34      $     (773)
           Pro forma                           2,327             (251)           (787)

         Basic earnings (loss) per share:
           As reported                   $      0.75      $      0.01      $    (0.26)
           Pro forma                            0.75            (0.08)          (0.27)

         Diluted earnings (loss) per share:
           As reported                   $      0.69      $      0.01      $    (0.26)
           Pro forma                            0.69            (0.08)          (0.27)


     The fair values of each grant are estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: four years expected life to vesting for employee stock options and nonemployee director stock options vest immediately; stock volatility of 42% in 1998, 86% in 1997 and 89% in 1996; risk-free interest rate of 5.3% in 1998 and 7.0% in 1997 and 1996; and no dividends during the expected term. During the initial phase-in period, as required by SFAS No. 123, the pro forma amounts were determined based on stock option grants and awards since 1996. The pro forma amounts for compensation cost may not be indicative of the effects on net income
(loss) and net income (loss) per common share for future years.

     A summary of the status of the Company's stock option plans as of and for the years ended May 31, 1998, 1997 and 1996 is as follows:


                                                        Weighted Average
                                               Shares    Exercise Price
                                              ---------------------------
Outstanding 5/31/95                            293,000    $   3.16
      Granted                                   10,000        2.00
      Exercised                                      0        0.00
      Cancelled or expired                    (151,400)       2.59
                                              --------
Outstanding 5/31/96                            151,600        3.65
      Granted                                  195,000        2.06
      Exercised                                      0        0.00
      Cancelled or expired                     (58,600)       3.98
                                              --------
Outstanding 5/31/97                            288,000        2.52
      Granted                                    8,775        2.72
      Exercised                                 (3,000)       1.63
      Cancelled or expired                     (21,300)       4.05
                                              --------
Outstanding 5/31/98                            272,475        2.41
                                              ========


                                                                    1998                  1997                   1996
                                                                -----------------------------------------------------------
                                                                                      Number of Options
                                                                -----------------------------------------------------------
         Exercisable, end of year                                     110,045                54,000                 88,450
                                                                ===========================================================
         Weighted-average fair value per option of
           Options granted during the year                             $ 2.72                $ 2.06                 $ 2.00
                                                                ===========================================================


Other pertinent information related to the options outstanding at May 31, 1998 is as follows:


                                            Options Outstanding                Options Exercisable
                                    ---------------------------------------------------------------------
                                      Weighted-
                                       Average             Weighted-                      Weighted-
                                      Remaining             Average                        Average
   Range of           Number         Contractual           Exercise           Number      Exercise
  Exercise Prices     Outstanding       Life                 Price         Exercisable      Price
---------------------------------------------------------------------------------------------------------
$2.00 to $3.33          269,475         8.00          $      2.40            107,045     $     2.76
$6.44 to $6.75            3,000         1.20                 6.70              3,000           6.70
                    -------------------------------------------------------------------------------------
                        272,475         7.90          $      2.41            110,045     $     2.77
                    =====================================================================================

NONEMPLOYEE DIRECTORS DEFERRED COMPENSATION PERFORMANCE UNIT PLAN:
     Effective January 1, 1997, the Company adopted a Deferred Compensation Performance Unit Plan to provide nonemployee directors the opportunity to elect to defer all or a portion of their annual fees. Pursuant to this plan, 160,000 shares of common stock have been reserved. Compensation deferred is credited in awards of performance units, which are each equal to the value of one share of the Company's common stock at all times. Distributions are at the earlier of the date services as a director end, a change in control of the Company occurs, or the plan is terminated. Distributions are made in either a single sum cash payment equal to the number of performance units multiplied by the common stock value or in whole shares of the Company's common stock. As of May 31, 1998, the number of performance units awarded is 46,646. Director fee expense for 1998 attributable to this plan was $128,800.

EMPLOYEE STOCK TRUST:
     The Company has a grantor trust, established May 31, 1993, to which it is authorized to contribute up to 400,000 common shares. In January 1996, the Company issued an additional 50,000 shares to the Trust. The proceeds from the market sale of the shares over time, at expected appreciated values, will be used to fund various employee benefits. During the year ended May 31, 1997, 1,194 common shares were issued to fund other benefits. During the year ended May 31, 1996, 189,020 common shares were issued to the Company's 401(k) plan and 24,928 common shares were issued to fund other benefits. As of May 31, 1998 the Company held 4,529 shares in the trust.

NOTE 8.  PREFERRED STOCK - REDEEMABLE, CONVERTIBLE

     The Company has authorized 1,000,000 shares of $1 par value preferred stock. During the years ended May 31, 1995 and 1994 the Company issued 200,000 and 162,000 shares of preferred stock, respectively at $10 per share ($10 liquidation value per share). The preferred stock provides for cumulative annual dividends of 6% payable semi-annually. The preferred stock is convertible into three shares of common stock at anytime at the option of the holder. After December 31, 1998, either the Company or the holder may redeem the preferred stock at a redemption price of $13 per share, plus any accumulated unpaid dividends. Once redeemed the Company has the option to make cash payments equal to 10% of the value and 12 equal monthly payments, including 10% annual interest. These payments may be deferred if the payments would cause the Company to be in default under the terms of its senior indebtedness.

     Based on the market value of the Company's common stock at or around December 31, 1998, the Company expects that a portion of preferred stockholders will convert their shares into three shares of common stock and another portion will redeem their shares. The Company plans to finance this potential cash outflow, if any, through cash flow from operations, and, if required, additional debt financing.

     The Company is increasing the carrying amount of the preferred stock, using the interest method, so that the carrying amount will equal the redemption amount of $4,706,000 at December 31, 1998.

NOTE 9.   EXPORT SALES

Export sales by geographical area for the years ended May 31 are:


  (in thousands)                         1998                           1997                             1996
                               AMOUNT            %*           Amount             %*           Amount              %*
                             --------------------------    -----------------------------    ----------------------------
  Canada                     $        908           2%     $          847            2%     $          392           1%
  Europe                            1,059           2%              3,707           10%              1,960           5%
  Far East                          1,202           3%              1,531            4%              3,792           9%
  Australia                           635           1%              1,066            3%                584           1%
  Central/South America             2,409           5%              1,414            4%              2,097           5%
  Other                               693           2%                553            2%              1,433           3%
                               -----------       ------       ------------       -------      -------------       ------
                             $      6,906          15%     $        9,118           25%     $       10,258          24%
                               ===========       ======       ============       =======      =============       ======


  *  Percent to net sales

NOTE 10.   LITIGATION AND CONTINGENT LIABILITIES

SETTLEMENT AGREEMENT:
     In January 1992 the Company and its Lockformer subsidiary reached a Settlement Agreement to settle lawsuits filed against the companies by Construction Technologies, Inc. ("CTI"). The suits alleged patent infringement, among other things, against Lockformer's Vulcan cutting system. Under the terms of the Settlement Agreement, Lockformer agreed to pay CTI $7.3 million (discounted at 11%) over a 15-year period in amounts of $675,000 annually through January 2005 with a final payment of $175,000 due January 27, 2006.

     In return for the settlement, CTI granted Lockformer a royalty-bearing license. Based on net sales, royalties are paid by the Company under the license and are included in cost of goods sold.

     The agreement also requires prepayments equal to (i) 25% of Lockformer's pre-tax profits exceeding $600,000 up to $1.0 million in any single fiscal year;
(ii) 35% of its pre-tax profits exceeding $1.0 million in any single fiscal year; (iii) 50% of the profits of any sale of its capital assets other than trade-ins of capital assets for upgrades or replacements; and (iv) 30% of any non-recurring gains of Lockformer other than those resulting from trade-ins of capital assets for upgrades or replacements. In accordance with the Settlement Agreement, Lockformer has the right to prepay at any time. Any prepayments are to be applied against fixed payment obligations by crediting the last due payment first and proceeding in reverse time order.

     To collateralize these obligations, Lockformer has granted CTI a second lien on all of its assets. Under the terms of the Settlement Agreement, an unrelated supplier also agreed to pay CTI $50,000 each year through January 2007.

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

OTHER:
     The Company is subject to various legal actions, governmental investigations, and proceedings relating to various matters incidental to its business including, but not limited to, product liability and environmental claims. The Company intends to vigorously defend these matters. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with the Company's counsel and insurers, any liability which may ultimately be incurred, is not expected to materially affect the consolidated financial position and results of the operations of the Company.

NOTE 11.  EARNINGS (LOSS) PER SHARE

     In compliance with SFAS No. 128, "Earnings per Share", issued in February 1997, the Company has changed its method of computing earnings per share effective with the fourth quarter of fiscal 1998. All prior periods have been restated to conform with the new requirements which exclude contingently issuable shares and the dilutive effect of stock options from the number of weighted average shares used in the computation of basic earnings per share. The effect of SFAS No. 128 on diluted earnings per share is immaterial compared to previously disclosed fully diluted earnings per share. Basic and diluted earnings per share are calculated as follows for the years ended May 31:


       (In thousands, except per share data)              1998                  1997                   1996
                                                       -----------         ---------------         -------------
Basic earnings (loss) per share:
       Net income (loss) available to common
              stockholders - basic                  $       2,343       $              34       $          (773)
                                                       ===========         ===============        ==============
       Weighted average shares
              outstanding - basic                           3,122                   3,132                 3,030
                                                       ===========         ===============        ==============
       Basic earnings (loss) per share              $        0.75       $            0.01       $         (0.26)
                                                       ===========         ===============        ==============

Diluted earnings (loss) per share:
       Net income (loss) available to common
              stockholders - basic                  $       2,343       $              34       $          (773)
       Effect of preferred stock dividends
       and accretion                                          637                       0                     0
                                                       -----------         ---------------        --------------
       Net income (loss) available to common
              stockholders - diluted                        2,980                      34                  (773)
                                                       ===========         ===============        ==============

       Weighted average shares outstanding-basic            3,122                   3,132                 3,030

       Effect of dilutive securities:
              Stock options granted                            87                      13                     0
              Convertible preferred stock                   1,086                       0                     0
                                                       -----------         ---------------        --------------
       Weighted average shares
              outstanding - diluted                         4,295                   3,145                 3,030
                                                       ===========         ===============        ==============

       Diluted earnings (loss) per share            $        0.69       $            0.01       $         (0.26)
                                                       ===========         ===============        ==============

       Number of antidilutive shares excluded
       from the calculation above:
              Options                                     110,699                 116,750               177,850
                                                       ===========         ===============        ==============
              Redeemable preferred stock                    - - -               1,086,000             1,086,000
                                                       ===========         ===============        ==============

NOTE 12.  SUPPLEMENTAL CASH FLOW DATA

     Supplemental cash flow data for the year ended May 31 are:


         (in thousands)                     1998                     1997                      1996
                                   --------------           --------------           ---------------
         Cash payment for:
              Interest          $          1,052         $          1,667         $           1,913
              Income tax        $             40         $              0         $               0



     Supplemental data of noncash operating, investing and financing activities:

     During the years ended May 31, 1998, 1997 and 1996, the Company's foreign currency translation adjustments increased (decreased) stockholders' equity (deficit) by ($15,000), ($174,000) and ($517,000), respectively.

     During the years ended May 31, 1998, 1997 and 1996, the Company accreted its preferred stock by $420,000, $327,000 and $252,000, respectively.

     During the year ended May 31, 1996, the Company sold certain assets and liabilities of Rowe and recognized a gain on the sale of $2,148,000. The assets sold were: inventories $2,230,000; accounts receivable $761,000; plant and equipment, net $236,000; and other assets of $16,000. Liabilities assumed by the buyer were: accounts payable $1,080,000; customer deposits $662,000; and accrued liabilities of $101,000. The proceeds of $3.6 million from this sale were paid directly to the Company's lenders to retire debt.

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

                               INDEX TO EXHIBITS
                      FORM 10-K FOR YEAR ENDED MAY 31, 1998

Exhibit No.                           Description
-----------                           -----------
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

     4.1       Article IV of the Registrant's Restated Certificate of
               Incorporation (included in Exhibit 3.2 above).

     4.2       The Registrant's $15 million Senior Notes due 2001, dated October
               1, 1989--incorporated by reference to Exhibit 4.2 of the Registrant's Annual Report of Form 10-K for the fiscal year ended
               May 31, 1990.

    10.3 The Lockformer Company Employees Retirement Plan (as amended and restated effective as of August 1, 1989). (1)

    10.4       Met-Coil Systems Corporation Employee Stock Ownership Plan and
               Trust--incorporated by reference to Exhibit 10.9 of Amendment No.
               1 to the Registrant's Registration Statement on Form S-1 filed with the Commission on October 21, 1985 (Registration No.
               2-99971).

    10.7 Agreement, dated January 29, 1995, between The Lockformer Company and District Lodge No. 8, International Association of Machinists and Aerospace Workers. (2)

    10.8       Agreement, dated June 1, 1995, between Iowa Precision Industries,
               Inc. and Local Union 263, Sheet Metal Workers International
               Association. (2)

    10.9       Building Lease Agreement, dated April 11, 1988, by and between
               Roper Whitney Corporation and Industrial Machinery, Systems and
               Supply, Inc. - - incorporated by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K, dated May 1,1989 (as filed with the Commission on May 16, 1989).

   10.27       Settlement Agreement among Construction Technology, Inc.,
               Met-Coil Systems Corporation, the Lockformer Company, Inc., and
               Mechanical Data, Inc., dated as of January 27, 1992 - - incorporated by reference to similarly numbered exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended
               May 31, 1993.

   10.31 Met-Coil Systems Corporation Retirement Plan as amended and restated effective September 16, 1992 - - incorporated by reference to similarly numbered exhibit of the Registrant's
               Annual Report on Form 10-K for the fiscal year ended May 31, 1994.

   10.32       The Registrant's 1993 Employee Stock Option Plan. (1)

   10.33       Mortgage Note Agreement dated February 28,1994 between
               Registrant and the John A. Carver 1983 Trust. (1)

   10.39 The Lockformer Company Employees Pension Plan as amended and restated effective June 28, 1987. (2)

   10.40 Amended and Restated Note Agreement dated April 18, 1996 by and between Met-Coil Systems Corporation, Iowa Precision Industries,
               The Lockformer Company, Principal Mutual Life Insurance Company, and Modern Woodmen of America -incorporated by reference to Registrant's current report on Form 8-K dated April 18, 1996 (as filed with the Commission on April 29, 1996).

   10.41       Met-Coil Systems Corporation Non-Employee Directors Deferred
               Compensation and Performance Unit Plan - Effective January 1,
               1997 - incorporated by reference to similarly numbered exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

 10.42 Met-Coil Systems 1997 Non-Employee Directors Stock Option Plan - incorporated by reference to similarly numbered 10.42 exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

    21         Subsidiaries of the Registrant


    23         Consents of Experts

    27         Financial Data Schedule

    99         Press Release dated August 7, 1998


    (1) Exhibit is incorporated by reference to similarly numbered exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1995.

    (2) Exhibit is incorporated by reference to similarly numbered exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.