Form 10-Q
period 1998-08-31
MET COIL SYSTEMS CORP
filed 1998-10-14
CIK 745469

                                         INDEX TO EXHIBITS - PAGE  15   OF   17
                                                                  ----      ----

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     AUGUST 31, 1998
                                        -------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from         to
                                        -------    -------

                         Commission file number 0-14057



                                [logo MET-COIL]


                          MET-COIL SYSTEMS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                             42-1027215
-------------------------------                         ------------------------
(State or Other Jurisdiction                              (I.R.S. Employer No.)
    of Incorporation)

 5486 SIXTH STREET SW,  CEDAR RAPIDS,  IA                                  52404
-----------------------------------------               ------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code:  319-363-6566

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
                                                          Yes    X    No
                                                                ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 5, 1998, there were 3,117,540 shares of common stock, par value .01 per share.

                          MET-COIL SYSTEMS CORPORATION

                                      INDEX

PART I.     FINANCIAL INFORMATION
                                                                                             PAGE
                                                                                             ----
  ITEM 1.   FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets, August 31, 1998
         (Unaudited) and May 31, 1998..........................................................3

         Unaudited Consolidated Condensed Statements of Operations,
         Three Months Ended August 31, 1998 and 1997...........................................4

         Unaudited Consolidated Condensed Statements of Comprehensive Income,
         Three Months Ended August 31, 1998 and 1997...........................................5

         Unaudited Consolidated Condensed Statements of Cash Flows,
         Three Months Ended August 31, 1998 and 1997...........................................6

         Notes to Consolidated Condensed Financial Statements  (Unaudited) ....................7

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ...........................................11

PART II.    OTHER INFORMATION

  ITEM 1.      LEGAL PROCEEDINGS..............................................................13

  ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS......................................13

  ITEM 3.      DEFAULTS UPON SENIOR SECURITIES................................................13

  ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........................13

  ITEM 5.      OTHER INFORMATION..............................................................13

  ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K...............................................13

  INDEX TO EXHIBITS...........................................................................15

    Exhibit 27  -  Financial Statement Schedule ..............................................16

    Exhibit 99  -  Press Release Dated October 5, 1998 .......................................17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MET-COIL SYSTEMS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except shares)                               August 31, 1998          May 31, 1998
                                                               (Unaudited)              (Note)
-------------------------------------------------------------------------------------------------
Current assets
     Cash                                                         $    316              $     24
     Trade receivables, net                                          6,860                 4,574
     Inventories                                                     9,613                 8,283
     Prepaid expenses and other                                      1,013                 1,254
     Deferred income taxes                                           1,432                 1,129
-------------------------------------------------------------------------------------------------
     Total current assets                                           19,234                15,264

Property and equipment, net                                          3,564                 3,448
Investments and other assets                                           571                   650
Intangibles, net                                                     1,896                 2,060
Deferred income taxes                                                   78                    40
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      $ 25,343              $ 21,462
=================================================================================================

Current liabilities
     Revolving line of credit                                     $  2,996              $  1,689
     Current maturities of long-term debt                            2,245                 2,464
     Accounts payable and accrued liabilities                        5,746                 3,953
     Customer deposits                                               3,422                 2,686
-------------------------------------------------------------------------------------------------
     Total current liabilities                                      14,409                10,792

Long-term debt                                                       4,531                 4,924
Other                                                                  446                   647

Preferred stock, convertible and redeemable at $13 per share         4,561                 4,456

Stockholders' equity (deficit):
Common stock, $.01 par value, authorized 10,000,000 shares;             32                    32
August 31, 1998 issued 3,197,027
May 31, 1998 issued 3,196,447
Additional paid-in capital                                          16,313                16,312
Accumulated deficit                                                (14,620)              (15,382)
Foreign currency translation adjustment                                (75)                  (65)
Common stock in treasury, at cost                                     (254)                 (254)
-------------------------------------------------------------------------------------------------
Stockholders' equity (deficit)                                       1,396                   643
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $ 25,343              $ 21,462
=================================================================================================

Note: Condensed from audited financial statements

See Notes to Consolidated Condensed Financial Statements

MET-COIL SYSTEMS CORPORATION

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)


                                                     Three Months Ended
                                                          August  31,
                                                   1998               1997
 ------------------------------------------------------------------------------

 Net revenues                                   $    10,405        $    10,454

 Cost of goods sold                                   7,760              8,028
 Operating expenses                                   1,679              1,691
 ------------------------------------------------------------------------------
 Operating income                                       966                735

 Interest expense, net                                  293                395
 Other expense, net                                      71                163
 ------------------------------------------------------------------------------

 Income before income taxes                             602                177
 Income tax credits, net                                265                  0
 ------------------------------------------------------------------------------

 Net income                                     $       867        $       177

 Preferred stock dividends and accretion                160                160
 ------------------------------------------------------------------------------

 Net income applicable to
 common stock                                   $       707        $        17
 ==============================================================================

 Earnings per common share:
       Basic                                    $      0.23        $      0.01
       Diluted                                  $      0.21        $      0.01

 Weighted average common shares:
       Basic                                          3,117              3,141
       Diluted                                        4,226              3,243


 See Notes to Consolidated Condensed Financial Statements

MET-COIL SYSTEMS CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
  (in thousands)



                                                             Three Months Ended
                                                                 August 31,
                                                             1998         1997
--------------------------------------------------------------------------------

Net income                                                 $    867     $    177
Other comprehensive income, net of tax:
     Foreign currency translation adjustment                    (10)          52
--------------------------------------------------------------------------------
Comprehensive income                                       $    857     $    229
================================================================================


See Notes to Consolidated Condensed Financial Statements

MET-COIL SYSTEMS CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                     Three Months Ended
                                                                                         August  31,
                                                                                    1998             1997
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $   867          $   177
Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation                                                                      259              257
     Amortization of intangibles and deferred finance charges                          164              107
     Accretion of discount on debt                                                      92              100
     Write-down of property held for sale                                                0               80
     Undistributed loss of affiliate                                                   109              125
     Deferred income taxes                                                            (341)               0
------------------------------------------------------------------------------------------------------------
                                                                                     1,150              846
     Changes in assets and liabilities:
        Trade receivables                                                           (2,286)            (242)
        Notes and other receivables                                                      0              781
        Inventories                                                                 (1,330)            (863)
        Investments, prepaid expenses and other assets                                 201               50
        Accounts payable, accrued liabilities and other liabilities                  1,592            1,487
        Customer deposits                                                              736               11
------------------------------------------------------------------------------------------------------------
     Net cash flows from operating activities                                           61            2,070
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                               (375)            (161)
------------------------------------------------------------------------------------------------------------
     Net cash flows from investing activities                                         (375)            (161)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings under revolving line of credit                                   1,307              242
     Repayments of long-term debt                                                     (704)          (2,551)
     Issuance of common stock                                                            1                0
------------------------------------------------------------------------------------------------------------
     Net cash flows from financing activities                                          606           (2,309)
------------------------------------------------------------------------------------------------------------

CASH
     Increase (decrease)                                                               292             (400)
     Beginning balance                                                                  24              594
------------------------------------------------------------------------------------------------------------

     Ending balance                                                                $   316          $   194
============================================================================================================

See Notes to Consolidated Condensed Financial Statements

                          MET-COIL SYSTEMS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  PRESENTATION OF FINANCIAL INFORMATION

             The unaudited consolidated condensed financial statements have been prepared by the Company in accordance with the instructions for Securities and Exchange Commission's Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The unaudited consolidated condensed financial statements include the accounts of the Company and its subsidiaries. All material intercompany items and transactions have been eliminated in the consolidation. In the preparation of the unaudited amounts, all adjustments (consisting solely of normal recurring adjustments) have been made which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. It is suggested that the unaudited consolidated condensed financial statements contained herein be read in conjunction with the consolidated statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1998.

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

         Recent Accounting Pronouncements:
             In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130 "Reporting Comprehensive Income", which was effective January 1, 1998. Statement No. 130 establishes standards for reporting comprehensive income in financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from non-owner sources. In compliance with the new standard, the Company has included an Unaudited Consolidated Condensed Statement of Comprehensive Income herein.

                          MET-COIL SYSTEMS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED), CONTINUED

         Recent Accounting Pronouncements, continued:
             In June 1997, the FASB issued Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information", which was effective January 1, 1998. Statement No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company operates in one business segment and therefore, has determined that no changes in the Company's reporting structure will result from this standard.

NOTE 2.  INVENTORIES

             The composition of the inventories, using the FIFO method, which approximates replacement cost, is as follows:

               (in thousands)                   August 31,             May 31,
                                                   1998                  1998
                                              ---------------       ---------------
               Raw materials and parts        $        7,153        $        6,558
               Work in process                         3,605                 2,734
               Finished goods and supplies               242                   378
                                              ---------------       ---------------
                                                      11,000                 9,670
               Reduction to LIFO basis                 1,387                 1,387
                                              ---------------       ---------------
                                              $        9,613        $        8,283
                                              ===============       ===============

NOTE 3.  DEBT

         Revolving Line of Credit:
             At August 31, 1998 the Company had a revolving credit agreement with two insurance companies under which it may borrow up to $3,500,000. Borrowings are limited pursuant to a borrowing base formula (certain percentages of eligible trade receivables and inventories), bear interest at 11.5% and require payment of certain fees. Under this line, which expires April 30, 1999, outstanding borrowings as of August 31, 1998 were $2,996,000.

         Long-Term Debt:
             At August 31, 1998 the Company had $3.1 million of senior notes with two insurance companies. The senior notes mature in December 2000. Interest is at 11.5% payable monthly. The notes are due in monthly payments of $141,250 in total plus interest.

             For additional information concerning the Company's loan agreements and accompanying terms and restrictions see Note 4 to Financial Statements in the Company's Annual Report on Form 10-K for the year ended May 31, 1998 herein incorporated by reference thereto.

                          MET-COIL SYSTEMS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED), CONTINUED

NOTE 4.  SUPPLEMENTAL CASH FLOW DATA

                                          Three Months Ended
                                              August 31,
                                        1998               1997
                                    ------------       -----------
        Cash payment for:
             Interest               $        164       $       261
             Income tax             $         38       $         0

                          MET-COIL SYSTEMS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED), CONTINUED

NOTE 5.  EARNINGS PER SHARE
         In compliance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share", which was issued in February 1997, the Company has changed its method of computing earnings per share. The prior period presented has been restated to conform with the new requirements which exclude contingently issuable shares and the dilutive effect of stock options from the number of weighted average shares used in the computation of basic earnings per share. The effect of SFAS No. 128 on diluted earnings per share is immaterial compared to previously disclosed fully diluted earnings per share. Basic and diluted earnings per share are calculated as follows:



      (In thousands, except per share data)                    Three months ended August 31,
                                                               1998                     1997
                                                         ---------------           --------------
Basic earnings per share:
      Net income available to common
          stockholders - basic                           $          707            $          17
                                                         ===============           ==============
      Weighted average shares
          outstanding - basic                                     3,117                    3,141
                                                         ===============           ==============
      Basic earnings per share                           $         0.23            $        0.01
                                                         ===============           ==============

Diluted earnings per share:
      Net income available to common
          stockholders - basic                           $          707            $          17
      Effect of preferred stock dividends
          and accretion                                             160                      160
                                                         ---------------           --------------
      Net income available to common
          stockholders - diluted                                    867                      177
                                                         ===============           ==============

      Weighted average shares outstanding-basic                   3,117                    3,141

      Effect of dilutive securities:
          Stock options granted                                      23                      102
          Convertible preferred stock                             1,086                        0
      Weighted average shares
          outstanding - diluted                                   4,226                    3,243
                                                         ===============           ==============

      Diluted earnings per share                         $         0.21            $        0.01
                                                         ===============           ==============

      Number of antidilutive shares excluded
      From the calculation above:
          Options                                                 2,500                   17,000
                                                         ===============           ==============
          Redeemable preferred stock                                ---                1,086,000
                                                         ===============           ==============

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

         FIRST QUARTER FISCAL 1999 COMPARED TO FIRST QUARTER FISCAL 1998

         Revenues for the first quarter ended August 31, 1998 remained highly consistent with first quarter last year. Gross margin improved 2% in the first quarter due to lower materials cost for the products being manufactured, compared to the same period last year. Due to debt reduction over the past year, interest expense decreased by 26%.

         Net income for the first fiscal quarter of 1998 was $867,000 or $.21 diluted earnings per common share (which included income tax credits of $265,000) compared to net income of $177,000 or $.01 diluted earnings per share one year ago. The income tax credits relate to a reduction in the Company's deferred tax asset valuation allowance.

         The Company's order backlog at August 31, 1998 is $18.1 million, which is the highest since 1995 when the Company had three subsidiaries, compared to $16.8 million one year ago.

                         LIQUIDITY AND CAPITAL RESOURCES

Financial Review:
         At August 31, 1998, current assets exceeded current liabilities by $4.8 million and the Company had approximately $500,000 available under its revolving credit agreement.

Cash Flows and Commitments:
         In September 1998 all dividends were paid on the Company's preferred stock. The Company continues to omit quarterly common stock dividends due to loan covenants, which prohibit the payment of common stock dividends. It is uncertain when, and if, the Company will pay common stock dividends in the future.

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

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

         Based on the current market value of the Company's common stock, if such market value remains at substantially current levels or above on or after December 31, 1998, the Company expects that a portion of preferred stockholders will convert their shares into three shares of common stock and another portion will redeem their shares. The Company plans to finance this potential cash outflow, if any, through cash flow from operations and, if required, additional debt financing.

         The Company may also be required to make prepayments under a January 1992 Settlement Agreement. It is anticipated that funding of any such prepayment would be from operating cash flows.

         The Company was in compliance with all debt covenants contained in its note agreements as of August 31, 1998. Management of the Company believes that amounts available from operating cash flows, funds available under its revolving credit agreement and the Company's borrowing capacity will be sufficient to meet its expected cash needs and capital expenditures for the fiscal year.

YEAR 2000

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

         The Company has identified three major areas determined to be critical for successful year 2000 compliance: (1) financial and information system applications; (2) manufacturing applications; and (3) third-party relationships. In the financial and information systems applications and manufacturing applications, the Company is not aware of any Year 2000 Issues that will not be compliant by early 1999. In the third party area, the Company has contacted most of its major third parties, such as suppliers and customers. Most of these parties state that they intend to be Year 2000 compliant by the year 2000.

         The Company does not anticipate that past and future expenditures to ensure that its computer systems are Year 2000 compliant, including testing by an independent consultant, will exceed $75,000.

                          MET-COIL SYSTEMS CORPORATION

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - See Legal Proceedings as included in the Company's Annual Report on Form 10-K for the year ended May 31, 1998.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION  - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS --   See Index to Exhibits included elsewhere herein.

    (b) FORM 8-K --   No reports on Form 8-K were filed during the first fiscal
                      quarter.

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: October 13, 1998                         Met-Coil Systems Corporation
                                               Randall J. Stodola
                                               Vice President, Controller and
                                               Chief Accounting Officer



                                                    Randall J. Stodola /s/
                                               ---------------------------------

                          MET-COIL SYSTEMS CORPORATION

                                INDEX TO EXHIBITS

EXHIBIT NO.                                                                                     PAGE
-----------                                                                                     ----
3.1            Restated Certificate of Incorporation of the Registrant, as
               amended -- incorporated by reference to Exhibit 3.2 of the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1987..............................................................

3.2            Amended and Restated Bylaws of the Registrant --
               incorporated by reference to Exhibit 3.4 of the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended
               November 30, 1987....................................................................

4              Private Placement Offering of convertible preferred stock dated
               December 24, 1993 -- incorporated by reference to
               Form 8-K filed May 27, 1994..........................................................

               Private Placement Offering of convertible preferred stock dated
               November 28, 1994 -- incorporated by reference to
               Form 8-K filed March 10,1995 ........................................................

10             Material contracts -- incorporated by reference to
               Form 10-K filed August 31, 1998......................................................

27             Financial Data Schedule............................................................16

99             Press Release dated October 5, 1998................................................17