Form 10-Q
period 1998-11-30
MET COIL SYSTEMS CORP
filed 1999-01-13
CIK 745469

                                                                   Page 1 of 19
                                               INDEX TO EXHIBITS - Page 16 of 18

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        NOVEMBER 30, 1998

                                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to

                                        Commission file number     0-14057

                                [MET-COIL LOGO]


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

                              Yes     X         No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of January 6, 1999, there were 3,204,273 shares of common stock, par value .01 per share.

                          MET-COIL SYSTEMS CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION
                                                                                                                   PAGE
  ITEM 1.         FINANCIAL STATEMENTS

     Consolidated Condensed Balance Sheets, November 30, 1998
         (Unaudited) and May 31, 1998.................................................................................3

     Unaudited Consolidated Condensed Statements of Operations,
     Three Months and Six Months Ended November 30, 1998 and 1997.....................................................4

     Unaudited Consolidated Condensed Statements of Comprehensive Income,
     Three Months and Six Months Ended November 30, 1998 and 1997.....................................................5

     Unaudited Consolidated Condensed Statements of Cash Flows,
     Six Months Ended November 30, 1998 and 1997......................................................................6

     Notes to Consolidated Condensed Financial Statements  (Unaudited)................................................7

  ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS ...............................................................11

  ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................12

PART II. OTHER INFORMATION

  ITEM 1.     LEGAL PROCEEDINGS .....................................................................................14

  ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................................14

  ITEM 3.     DEFAULTS UPON SENIOR SECURITIES........................................................................14

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................................................14

  ITEM 5.     OTHER INFORMATION..................................................................................... 14

  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...................................................................... 14

  INDEX TO EXHIBITS................................................................................................. 16

     Exhibit 27  - Financial Statement Schedule .................................................................... 17

     Exhibit 99  - Press Release Dated December 22, 1998 ........................................................... 18

      PART 1. FINANCIAL INFORMATION
      ITEM 1. FINANCIAL STATEMENTS
      MET-COIL SYSTEMS CORPORATION
      CONSOLIDATED CONDENSED BALANCE SHEETS
      (In thousands, except shares)                                           November 30, 1998             May 31, 1998
                                                                                 (Unaudited)                   (Note)
      ---------------------------------------------------------------------------------------------------------------------
      Current assets
           Cash                                                         $               401             $               24
           Trade receivables, net                                                     6,802                          4,574
           Inventories                                                               10,132                          8,283
           Prepaid expenses and other                                                   673                          1,254
           Deferred income taxes                                                      1,667                          1,129
      ---------------------------------------------------------------------------------------------------------------------
           Total current assets                                                      19,675                         15,264

      Property and equipment, net                                                     3,787                          3,448
      Investments and other assets                                                      410                            650
      Intangibles, net                                                                1,838                          2,060
      Deferred income taxes                                                              78                             40
      ---------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                      $            25,788             $           21,462
      =====================================================================================================================

      Current liabilities
           Revolving line of credit                                     $             2,690             $            1,689
           Current maturities of long-term debt                                       2,151                          2,464
           Accounts payable and accrued liabilities                                   4,465                          3,953
           Customer deposits                                                          3,754                          2,686
      ---------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                 13,060                         10,792

      Long-term debt                                                                  4,296                          4,924
      Other                                                                           1,417                            647

      Preferred stock, convertible and redeemable at $13 per share                    4,666                          4,456

      Stockholders' equity (deficit):
      Common stock, $.01 par value, authorized 10,000,000 shares;                        32                             32
      November 30, 1998 issued 3,232,968; May 31, 1998 issued 3,196,447
      Additional paid-in capital                                                     16,441                         16,312
      Accumulated deficit                                                          (13,820)                       (15,382)
      Other comprehensive income, foreign currency
           translation adjustment                                                      (50)                           (65)
      Common stock in treasury, at cost                                               (254)                          (254)
      ---------------------------------------------------------------------------------------------------------------------
      Stockholders' equity (deficit)                                                  2,349                            643
      ---------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $            25,788             $           21,462
      =====================================================================================================================

      Note: Condensed from audited financial statements
      See Notes to Consolidated Condensed Financial Statements

       MET-COIL SYSTEMS CORPORATION
       UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
       (In thousands, except per share data)

                                                             Three Months Ended                       Six Months Ended
                                                               November  30,                            November  30,
                                                            1998             1997                    1998            1997

       -------------------------------------------------------------------------------------------------------------------
       Net revenues                                  $    11,636     $     12,444             $    22,041     $    22,898

       Cost of goods sold                                  9,008            9,606                  16,768          17,634
       Operating expenses                                  1,530            1,618                   3,209           3,309
       -------------------------------------------------------------------------------------------------------------------
       Operating income                                    1,098            1,220                   2,064           1,955

       Interest expense, net                                 254              447                     547             842
       Other expense, net                                     40              111                     111             274
       -------------------------------------------------------------------------------------------------------------------

       Income before income taxes                            804              662                   1,406             839
       Income tax credits, net                               209                0                     474               0
       -------------------------------------------------------------------------------------------------------------------

       Net income                                    $     1,013     $        662             $     1,880     $       839

       Preferred stock dividends and accretion               160              160                     320             320
       -------------------------------------------------------------------------------------------------------------------

       Net income applicable to
       common stock                                  $       853     $        502             $     1,560     $       519
       ===================================================================================================================

       Earnings per common share:
             Basic                                   $      0.27     $       0.15             $      0.49     $      0.16
             Diluted                                 $      0.23     $       0.15             $      0.43     $      0.16

       Weighted average common shares:
             Basic                                         3,153            3,110                   3,153           3,126
             Diluted                                       4,335            3,191                   4,335           3,207

       See Notes to Consolidated Condensed Financial Statements

    MET-COIL SYSTEMS CORPORATION
    UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

                                                            Three Months Ended               Six Months Ended
                                                               November 30,                      November 30,
                                                           1998           1997               1998           1997
                                                         ---------      ----------         ---------      ----------
    Net income                                        $     1,013    $        662       $     1,880    $        839
    Other comprehensive income, net of tax:
         Foreign currency translation adjustment               10               7                15               7
                                                         ---------      ----------         ---------      ----------
    Comprehensive income                              $     1,023    $        669       $     1,895    $        846
                                                         =========      ==========         =========      ==========

    See Notes to Consolidated Condensed Financial Statements

         MET-COIL SYSTEMS CORPORATION
         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         (In thousands)

                                                                                                      Six Months Ended
                                                                                                         November 30,
                                                                                                   1998               1997

         --------------------------------------------------------------------------------------------------------------------
         CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                                           $   1,880         $      839
         Adjustments to reconcile net income to net cash flows from operating activities:
             Depreciation                                                                           468                496
             Amortization of intangibles and deferred finance charges                               222                215
             Accretion of discount on debt                                                          187                203
             Write-down of property held for sale                                                     0                 80
             Undistributed loss of affiliate                                                        230                138
             Deferred income taxes                                                                (576)                  0
         --------------------------------------------------------------------------------------------------------------------
                                                                                                  2,411              1,971
             Changes in assets and liabilities:
                    Trade receivables                                                           (2,228)              (408)
                    Notes and other receivables                                                       0                 50
                    Inventories                                                                 (1,849)              (239)
                    Investments, prepaid expenses and other assets                                  606              (203)
                    Accounts payable, accrued liabilities and other liabilities                   1,282                422
                    Customer deposits                                                             1,068              (376)
         --------------------------------------------------------------------------------------------------------------------
             Net cash flows from operating activities                                             1,290              1,217
         --------------------------------------------------------------------------------------------------------------------

         CASH FLOWS FROM INVESTING ACTIVITIES
             Proceeds from note receivable-related party                                              0                750
             Proceeds from sale of assets                                                             0                920
             Purchase of property and equipment                                                   (807)              (510)
         --------------------------------------------------------------------------------------------------------------------
             Net cash flows from investing activities                                             (807)              1,160
         --------------------------------------------------------------------------------------------------------------------

         CASH FLOWS FROM FINANCING ACTIVITIES
             Net borrowings under revolving line of credit                                        1,001                587
             Repayments of long-term debt                                                       (1,128)            (2,904)
             Dividends on preferred stock                                                         (108)              (108)
             Repurchase of treasury stock                                                             0              (152)
             Issuance of common stock                                                               129                 60
         --------------------------------------------------------------------------------------------------------------------
             Net cash flows from financing activities                                             (106)            (2,517)
         --------------------------------------------------------------------------------------------------------------------

         CASH
             Increase (decrease)                                                                    377              (140)
             Beginning balance                                                                       24                594
         --------------------------------------------------------------------------------------------------------------------

             Ending balance                                                                   $     401         $      454
         ====================================================================================================================

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

         Recent Accounting Pronouncements:

                  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130 "Reporting Comprehensive Income", which was effective for years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting comprehensive income in financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from non-owner sources. In compliance with the new standard, the Company has included an Unaudited Consolidated Condensed Statement of Comprehensive Income herein.

                          MET-COIL SYSTEMS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED), CONTINUED

         Recent Accounting Pronouncements, continued:

                  In June 1997, the FASB issued Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information", which was effective for years beginning after December 15, 1997. Statement No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company operates in one business segment and therefore, has determined that no changes in the Company's reporting structure will result from this standard.

NOTE 2.  INVENTORIES

                  The composition of the inventories, using the FIFO method, which approximates replacement cost, is as follows:

                  (in thousands)                            November 30,           May 31,
                                                              1998                  1998
                                                         ---------------        --------------
                  Raw materials and parts              $          7,439      $          6,558
                  Work in process                                 3,855                 2,734
                  Finished goods and supplies                       225                   378
                                                         ---------------        --------------
                                                                 11,519                 9,670
                  Reduction to LIFO basis                       (1,387)               (1,387)
                                                         ---------------        --------------
                                                       $         10,132      $          8,283
                                                         ===============        ==============


NOTE 3.  DEBT

         Revolving Line of Credit:

                  At November 30, 1998 the Company had a revolving credit agreement with two insurance companies under which it may borrow up to $3,500,000. Borrowings are limited pursuant to a borrowing base formula (calculated based on certain percentages of eligible trade receivables and inventories), bear interest at 11.5% and require payment of certain fees. Under this line, which expires April 30, 1999, outstanding borrowings as of November 30, 1998 were $2,690,000.

         Long-Term Debt:

                  At November 30, 1998 the Company had $2.9 million of senior notes with two insurance companies. The senior notes mature in December 2000. Interest is at 11.5%, payable monthly. The notes are repayable in monthly payments of $141,250 plus interest.

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

                          MET-COIL SYSTEMS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED), CONTINUED

NOTE 4.  SUPPLEMENTAL CASH FLOW DATA


                                                                              Six Months Ended
                                                                              November 30,
                                                                       1998                  1997
                                                                   --------------        --------------
         Cash payment for:
               Interest                                         $            285      $            571
               Income tax                                       $             26      $              0
         Preferred stock accretion included
               with preferred stock dividends                   $            210      $            212

                          MET-COIL SYSTEMS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED), CONTINUED

NOTE 5.  EARNINGS PER SHARE

    In compliance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share", which was issued in February 1997, the Company has changed its method of computing earnings per share. The prior periods presented has been restated to conform with the new requirements which exclude contingently issuable shares and the dilutive effect of stock options from the number of weighted average shares used in the computation of basic earnings per share. The effect of SFAS No. 128 on diluted earnings per share is immaterial compared to previously disclosed fully diluted earnings per share. Basic and diluted earnings per share are calculated as follows:

                                                          Three Months Ended                        Six Months Ended
                                                              November 30,                              November 30,
                                                         1998                1997                  1998                 1997
                                                     -----------         -----------           -----------          -----------
Basic earnings per share:
        Net income available to common
            stockholders - basic                           $853                $502                $1,560                 $519
                                                     ===========         ===========           ===========          ===========
        Weighted average shares
            outstanding - basic                           3,153               3,110                 3,153                3,126
                                                     ===========         ===========           ===========          ===========
        Basic earnings per share                           0.27                0.15                  0.49                 0.16
                                                     ===========         ===========           ===========          ===========

Diluted earnings per share:
        Net income available to common
            stockholders - basic                           $853                $502                $1,560                 $519
        Effect of preferred stock dividends
            and accretion                                   160                   0                   320                    0
        Net income available to common
            stockholders - diluted                       $1,013                $502                $1,880                 $519
                                                     ===========         ===========           ===========          ===========


        Weighted avg. shares outstanding-basic            3,153               3,110                 3,153                3,126
        Effect of dilutive securities:
            Stock options granted                            96                  81                    96                   81
            Convertible preferred stock                   1,086                   0                 1,086                    0
        Weighted average shares
            outstanding - diluted                         4,335               3,191                 4,335                3,207
                                                     ===========         ===========           ===========          ===========

        Diluted earnings per share                         0.23                0.15                  0.43                 0.16
                                                     ===========         ===========           ===========          ===========

        Number of antidilutive shares excluded from
            calculation above:
            Options                                         120                 130                   120                  130
                                                     ===========         ===========           ===========          ===========
            Redeemable preferred stock                        0               1,086                     0                1,086
                                                     ===========         ===========           ===========          ===========

                          MET-COIL SYSTEMS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain of the statements contained in this report may be forward-looking statements. Forward-looking statements include estimates and statements regarding plans, objectives and expectations of the Company and its management. Examples of certain forward-looking statements are the Company's estimates of the cost, timing and effect of its Year 2000 compliance efforts and the Company's expectations regarding its ability to meet future funding obligations. Although the company believes that the expectations reflected in all such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Such forward-looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things, the effect of economic conditions, the impact of competition, availability of capital, supply constraints or difficulties, the effect of the Company's accounting policies and the effect of regulatory and legal developments.

        FISCAL 1999 - SECOND QUARTER AND SIX MONTH RESULTS OF OPERATIONS

         Revenues for the second quarter ended November 30, 1998 were $11.6 million compared to $12.4 million for the same period last year. The gross margin and operating margin were relatively stable compared to the prior year period. However, net interest expense for the quarter was reduced by 43% from the prior year period to $254,000 due to lower levels of outstanding debt. In addition, the Company realized net income tax credits of $209,000 relating to a reduction in the Company's deferred tax asset valuation allowance. As a result, net income increased 53% from the prior year period to $1.0 million, or $.23 diluted earnings per share, from $662,000 or $.15 diluted earnings per share for the second quarter of last year.

         Revenues for the six months ended November 30, 1998 were $22.0 million, compared to $22.9 million for the same period last year. Due to lower materials costs for the product being manufactured, the gross margin improved from 23.0% for the prior year period to 23.9%. Net interest expense for the six month period was reduced by 35% from the prior year period to $547,000 due to lower levels of outstanding debt and the Company realized net income tax credits of $474,000. Net income increased 124% from the prior year period to $1.9 million, or $.43 diluted earnings per share, for the prior year. Compared to $839,000 or $.16 diluted earnings per share.

         The Company's order backlog at November 30, 1998 is $16.0 million, compared to $14.4 million one year ago.

                         LIQUIDITY AND CAPITAL RESOURCES
Financial Review:

         At November 30, 1998, current assets exceeded current liabilities by $6.6 million and the Company had approximately $800,000 available to borrow under its revolving credit agreement.

Cash Flows and Commitments:

         In September 1998 all regularly scheduled dividends were paid on the Company's preferred stock. The Company has not paid quarterly common stock dividends due to loan covenants, which prohibit the payment of common stock dividends. It is uncertain when, and if, the Company will pay common stock dividends in the future.

         The Company's preferred stock is convertible into three shares of common stock at any time at the option of the holder or may be redeemed after December 31, 1998. Either the Company or the holder of the Company's preferred stock may redeem the stock at a redemption price of $13 per share, plus any accumulated unpaid dividends. Once redeemed, the Company has the option to make cash payments equal to 10% of the value and 12 equal monthly payments, including 10% annual interest. These payments may be deferred if the payments would cause the Company to be in default under the terms of its senior indebtedness.

         Based on the current market value of the Company's common stock, if such market value remains at substantially current levels or above on or after December 31, 1998, the Company expects that a portion of preferred stockholders will convert their shares into three shares of common stock and another portion will redeem their shares. The Company plans to finance the potential cash outflow, if any, caused by redemption through cash flow from operations and, if required, additional debt financing.

         The Company may also be required to make prepayments under a January 1992 Settlement Agreement (a copy of the Settlement Agreement was previously filed as an exhibit of the Annual Report on Form 10-K for the fiscal year ended May 31, 1993). It is anticipated that funding of any such prepayment would be from operating cash flows.

         The Company was in compliance with all debt covenants contained in its loan agreements as of November 30, 1998. Management of the Company believes that amounts available from operating cash flows, funds available under its revolving credit agreement and the Company's borrowing capacity will be sufficient to meet its expected cash needs and capital expenditures for the fiscal year.

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

         The Company has identified three major areas determined to be critical for successful year 2000 compliance: (1) financial and information system applications; (2) manufacturing applications; and (3) third-party relationships. In the financial and information systems applications and manufacturing applications, the Company expects to be compliant by early 1999. In the third party area, the Company has contacted most of its suppliers and customers, most of whom state that they intend to be Year 2000 compliant by the year 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         The Company has assessed the risk of noncompliance and anticipates that past and future expenditures to ensure that its computer systems are Year 2000 compliant, including testing of contingency plans by an independent consultant, will not exceed $75,000.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 1. LEGAL PROCEEDINGS - See Legal Proceedings as included in the Company's Annual Report on Form 10-K for the year ended May 31, 1998.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES   - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders on October 6, 1998, the following actions were voted on:

         1.       Board of Directors

                  a.       All nominees for election were elected as follows:

                                    E. KEITH MOORE
                                Shares in favor          Shares against/withheld
                                   2,457,132                     14,032

                                    ROY J. CARVER, JR.
                                Shares in favor          Shares against/withheld
                                   2,460,722                     12,432

                  b.       Continuing in office:

                           James D. Heitt                Michael J. Nonnenmann
                           Raymond H. Blakeman           Gary M. Neal


         2. Ratification of appointment of McGladrey & Pullen, LLP as independent auditors.

                                Shares in favor          Shares against/withheld
                                   2,458,812                     14,341

In the case of items one and two above, there were no abstentions or broker nonvotes.

ITEM 5.  OTHER INFORMATION  - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS -- See Index to Exhibits included elsewhere herein.

         (b) FORM 8-K -- No reports on Form 8-K were filed during the second fiscal quarter.

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: January 6, 1999                          Met-Coil Systems Corporation



                                               /s/ Randall J. Stodola
                                               ------------------------------
                                               Randall J. Stodola
                                               Vice President, Controller and
                                               Chief Accounting Officer

                          MET-COIL SYSTEMS CORPORATION

                                INDEX TO EXHIBITS


EXHIBIT NO.                                                                          PAGE
-----------                                                                          ----
3.1            Restated Certificate of Incorporation of the Registrant, as
               amended -- incorporated by reference to Exhibit 3.2 of the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1987............................................

3.2            Amended and Restated Bylaws of the Registrant --
               incorporated by reference to Exhibit 3.4 of the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended
               November 30, 1987..................................................

4              Private Placement Offering of convertible preferred stock dated
               December 24, 1993 -- incorporated by reference to
               Form 8-K filed May 27, 1994........................................

               Private Placement Offering of convertible preferred stock dated
               November 28, 1994 -- incorporated by reference to
               Form 8-K filed March 10, 1995......................................

10             Material contracts -- incorporated by reference to
               Form 10-K filed August 31, 1998....................................

27             Financial Data Schedule............................................    16

99             Press Release dated December 22, 1998..............................    17