Form 10-Q
period 1999-02-28
MET COIL SYSTEMS CORP
filed 1999-04-05
CIK 745469

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

        For the quarterly period ended    FEBRUARY 28, 1999
                                       ----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ________________

                         Commission file number 0-14057
                                               --------

                          [MET-COIL LOGO APPEARS HERE]


                          MET-COIL SYSTEMS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                                       42-1027215
---------------------------------------------         --------------------------
(State or Other Jurisdiction of Incorporation)             (I.R.S. Employer No.)

 5486 SIXTH STREET SW,  CEDAR RAPIDS,  IA                           52404
------------------------------------------                    ------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's telephone number, including area code:    319-363-6566

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 1999, there were 3,549,258 shares of common stock, par value .01 per share, outstanding.

                          MET-COIL SYSTEMS CORPORATION

                                     INDEX


PART I.  FINANCIAL INFORMATION
                                                                                                               PAGE
                                                                                                               ----
 ITEM 1. FINANCIAL STATEMENTS
      Consolidated Condensed Balance Sheets, February 28, 1999
      (Unaudited) and May 31, 1998...............................................................................3

      Unaudited Consolidated Condensed Statements of Operations,
      Three Months and Nine Months Ended February 28, 1999 and 1998..............................................4

      Unaudited Consolidated Condensed Statements of Comprehensive Income,
      Three Months and Nine Months Ended February 28, 1999 and 1998..............................................5

      Unaudited Consolidated Condensed Statements of Cash Flows,
      Nine Months Ended February 28, 1999 and 1998...............................................................6

      Notes to Consolidated Condensed Financial Statements  (Unaudited)
      February 28, 1999..........................................................................................7

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ..................................................................11

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................13

PART II. OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS....................................................................................14

 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................14

 ITEM 3.   DEFAULTS UPON SENIOR SECURITIES..................................................................... 14

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................................................14

 ITEM 5.   OTHER INFORMATION................................................................................... 14

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.....................................................................14

 INDEX TO EXHIBITS............................................................................................. 16

   Exhibit 27 - Financial Data Schedule ........................................................................17

   Exhibit 99 - Press Release Dated March 31, 1999 .............................................................18

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


MET-COIL SYSTEMS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except shares)                                       February 28, 1999        May 31, 1998
                                                                       (Unaudited)              (Note)
=========================================================================================================
Current assets
    Cash                                                                 $    274               $     24
    Trade receivables, net                                                  5,204                  4,574
    Inventories                                                            10,268                  8,283
    Prepaid expenses and other                                              1,220                  1,254
    Deferred income taxes                                                   1,941                  1,129
---------------------------------------------------------------------------------------------------------
    Total current assets                                                   18,907                 15,264

Property and equipment, net                                                 3,872                  3,448
Property held for sale                                                      1,154                      0
Investments and other assets                                                  312                    650
Intangibles, net                                                            1,748                  2,060
Deferred income taxes                                                         255                     40
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $ 26,248               $ 21,462
=========================================================================================================

Current liabilities
    Revolving line of credit                                             $  2,830               $  1,689
    Current maturities of long-term debt                                    2,758                  2,464
    Accounts payable and accrued liabilities                                4,388                  3,953
    Customer deposits                                                       3,815                  2,686
---------------------------------------------------------------------------------------------------------
    Total current liabilities                                              13,791                 10,792

Long-term debt                                                              3,382                  4,924
Other                                                                         871                    647
Preferred stock, convertible and redeemable at $13 per share                3,758                  4,456

Stockholders' equity
Common stock, $.01 par value, authorized 10,000,000 shares:                    35                     32
February 28, 1999 issued 3,542,706; 1998 issued 3,196,447
Additional paid-in capital                                                 17,685                 16,312
Accumulated deficit                                                       (12,995)               (15,382)
Other comprehensive income, foreign currency
    translation adjustment                                                    (25)                   (65)
Common stock in treasury, at cost                                            (254)                  (254)
---------------------------------------------------------------------------------------------------------
Stockholders' equity                                                        4,446                    643
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 26,248               $ 21,462
=========================================================================================================

Note: Condensed from audited financial statements
See Notes to Consolidated Condensed Financial Statements

MET-COIL SYSTEMS CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                   Three Months Ended           Nine Months Ended
                                                      February 28,                February 28,
                                                   1999         1998           1999         1998
---------------------------------------------------------------------------------------------------
Net revenues                                      $10,293       $11,032       $32,334       $33,931

Cost of goods sold                                  7,858         8,684        24,626        26,318
Operating expenses                                  1,475         1,463         4,684         4,772
---------------------------------------------------------------------------------------------------
Operating income                                      960           885         3,024         2,841

Interest expense, net                                 255           362           802         1,204
Other expense, net                                    182            86           293           361
---------------------------------------------------------------------------------------------------

Income before income taxes                            523           437         1,929         1,276
Income tax credits, net                               336             0           810             0
---------------------------------------------------------------------------------------------------

Net income                                        $   859       $   437       $ 2,739       $ 1,276

Preferred stock dividends and accretion                35           160           355           480
---------------------------------------------------------------------------------------------------
Net income applicable to
common stock                                      $   824       $   277       $ 2,384       $   796
===================================================================================================

Earnings per common share:
    Basic                                         $  0.24       $  0.09       $  0.71       $  0.25
    Diluted                                       $  0.19       $  0.09       $  0.62       $  0.25

Weighted average common shares:
    Basic                                           3,431         3,117         3,376         3,123
    Diluted                                         4,452         3,194         4,397         3,192

See Notes to Consolidated Condensed Financial Statements

MET-COIL SYSTEMS CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

                                                   Three Months Ended          Nine Months Ended
                                                      February 28,               February 28,
                                                   1999         1998           1999         1998
--------------------------------------------------------------------------------------------------
Net income                                        $859          $437          $2,739        $1,276
Other comprehensive income, net of tax:
Foreign currency translation adjustment             25            (6)             40             1
--------------------------------------------------------------------------------------------------

Comprehensive income                              $884          $431          $2,779        $1,277
==================================================================================================

See Notes to Consolidated Condensed Financial Statements

MET-COIL SYSTEMS CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                         Nine Months Ended
                                                                                            February 28,
                                                                                       1999              1998
===============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $  2,739           $  1,276
Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation                                                                        729                698
    Amortization of intangibles and deferred finance charges                            312                323
    Accretion of discount on debt                                                       278                303
    Write-down of property held for sale                                                  0                 80
    Undistributed loss of affiliate                                                     340                226
    Deferred income taxes                                                            (1,027)                 0
---------------------------------------------------------------------------------------------------------------
                                                                                      3,371              2,906
    Changes in assets and liabilities:
       Trade receivables                                                               (630)            (1,785)
       Notes and other receivables                                                        0                 50
       Inventories                                                                   (1,985)               495
       Investments, prepaid expenses and other assets                                    32               (303)
       Accounts payable, accrued liabilities and other liabilities                      699              1,084
       Customer deposits                                                              1,129               (378)
---------------------------------------------------------------------------------------------------------------
    Net cash flows from operating activities                                          2,616              2,069
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from note receivable-related party                                           0                750
    Proceeds from sale of assets                                                          0                920
    Purchase of property and equipment                                               (1,153)              (695)
    Purchase of property held for sale                                                 (454)                 0
---------------------------------------------------------------------------------------------------------------
    Net cash flows from investing activities                                         (1,607)               975
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings under revolving line of credit                                     1,141                521
    Repayments of long-term debt                                                     (2,226)            (4,294)
    Borrowings on long-term debt                                                          0                500
    Dividends on preferred stock                                                       (108)              (108)
    Repurchase of treasury stock                                                          0               (152)
    Issuance of common stock                                                            434                 65
---------------------------------------------------------------------------------------------------------------
    Net cash flows from financing activities                                           (759)            (3,468)
---------------------------------------------------------------------------------------------------------------

CASH
    Increase (decrease)                                                                 250               (424)
    Beginning balance                                                                    24                594
---------------------------------------------------------------------------------------------------------------

    Ending balance                                                                 $    274           $    170
===============================================================================================================

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

NOTE 2.  INVENTORIES
               The composition of the inventories, using the FIFO method, which approximates replacement cost, is as follows:

                  (in thousands)                    February 28,       May 31,
                                                        1999            1998
                                                    -----------      ----------
                  Raw materials and parts              $  6,796        $  6,558
                  Work in process                         4,630           2,734
                  Finished goods and supplies               229             378
                                                       --------        --------
                                                         11,655           9,670
                  Reduction to LIFO basis                (1,387)         (1,387)
                                                       --------        --------
                                                       $ 10,268        $  8,283
                                                       ========        ========

NOTE 3.  DEBT

         Revolving Line of Credit:
               At February 28, 1999 the Company had a revolving credit agreement with two insurance companies under which it may borrow up to $3,500,000. Borrowings are limited pursuant to a borrowing base formula (calculated based on certain percentages of eligible trade receivables and inventories), bear interest at 11.5% and require payment of certain fees. Under this line, which expires April 30, 1999, outstanding borrowings as of February 28, 1999 were $2,830,000.

               The Company has entered into an agreement with its current lenders to extend the maturity date of the revolving line of credit from April 30, 1999 to December 31, 2000, which corresponds with the long-term debt maturity date. Negotiation of the exact terms of the extension is currently in process.

         Long-Term Debt:
               At February 28, 1999 the Company had $2.5 million of senior notes with two insurance companies. The senior notes mature in December 2000. Interest is at 11.5%, payable monthly. The notes are repayable in monthly payments of $141,250 plus interest.

                          MET-COIL SYSTEMS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED), CONTINUED

               For additional information concerning the Company's loan agreements and accompanying terms and restrictions see Note 4 to Financial Statements in the Company's Annual Report on Form 10-K for the year ended May 31, 1998 herein incorporated by reference thereto.

               In January 1999 the Company entered into a Settlement Agreement to resume ownership of a parcel of land for $1,154,000 which was previously sold to a director of the Company in May 1997. The land has been affected, to a small degree, by an environmental matter on the Company's adjacent land. This environmental matter was caused by a vendor who has been financially responsible for clean-up costs. The original Real Estate Sales Contract Agreement contained an environmental indemnification clause. Because of the timing involved with the remediation plan that is in place, it was determined that it would be best for the Company to resume ownership of the land and market the land after remediation has been completed. A reserve for the remediation costs is included in current liabilities.

               The Company executed a promissory note for $700,000, and paid $454,000 in cash. The note is to be paid in monthly installments of $100,000, plus interest at an annual rate of 9%, from May through November, 1999.

NOTE 4.  SUPPLEMENTAL CASH FLOW DATA

                                                                       Nine Months Ended
                                                                          February 28,
         (In thousands)                                                 1999        1998
                                                                       ------       ----
      CASH PAYMENT FOR:
         Interest                                                      $402         $799
         Income tax                                                    $217         $  0

      NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
         Preferred stock accretion included
         with preferred stock dividends                                $244         $312
         Increase in property held for sale                            $700         $  0
         Increase in long-term debt                                    $700         $  0
         Conversion of redeemable preferred stock into common stock    $942         $  0

                          MET-COIL SYSTEMS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED), CONTINUED

NOTE 5.  EARNINGS PER SHARE

  In compliance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share", which was issued in February 1997, the Company has changed its method of computing earnings per share. The prior periods presented have been restated to conform with the new requirements which exclude contingently issuable shares and the dilutive effect of stock options from the number of weighted average shares used in the computation of basic earnings per share. The effect of SFAS No. 128 on diluted earnings per share is immaterial compared to previously disclosed fully diluted earnings per share. Basic and diluted earnings per share are calculated as follows:

                                                      Three Months Ended                    Nine Months Ended
                                                         February 28,                          February 28,
                                                  1999                1998               1999               1998
                                                 ------              ------             ------             ------
Basic earnings per share:
    Net income available to common
      stockholders - basic                       $  824             $  277              $2,384             $  796
                                                 ======             =======             ======             ======
    Weighted average shares
      outstanding - basic                         3,431              3,117               3,376              3,123
                                                 ======             =======             ======             ======
    Basic earnings per share                     $ 0.24             $ 0.09              $ 0.71             $ 0.25
                                                 ======             =======             ======             ======

Diluted earnings per share:
    Net income available to common
      stockholders - basic                       $  824             $  277              $2,384             $  796
    Effect of preferred stock dividends
      and accretion                                  35                160                 355                480
                                                 ------             -------             ------             ------
    Net income available to common
      stockolders - diluted                      $  859             $  437              $2,739             $1,276
                                                 ======             =======             ======             ======


    Weighted avg. shares outstanding-basic        3,431              3,117               3,376              3,123
    Effect of dilutive securities:
      Stock options granted                         152                 77                 152                 69
      Convertible preferred stock                   869                  0                 869                  0
                                                 ------             -------             ------             ------
    Weighted average shares
      outstanding - diluted                       4,452              3,194               4,397              3,192
                                                 ======             =======             ======             ======

    Diluted earnings per share                   $ 0.19             $ 0.09              $ 0.62             $ 0.25
                                                 ======             =======             ======             ======

    Number of antidilutive shares
      excluded from calculation above:
      Options                                         2                130                   2                130
                                                 ======             =======             ======             ======
      Redeemable preferred stock                      0              1,086                   0              1,086
                                                 ======             =======             ======             ======

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

         FISCAL 1999 - THIRD QUARTER AND NINE MONTH RESULTS OF OPERATIONS

         Revenues for the third quarter were $10.3 million compared to $11.0 million one year ago. Met-Coil Systems Corporation reported third quarter income before income taxes of $523,000, compared to $437,000 last year, which represents a 20% increase. With income tax credits and preferred stock accretion, net income applicable to common stock was $824,000 or $.19 diluted earnings per share. This compares to $277,000, or $.09 diluted earnings per share in the third quarter of fiscal 1998.

         Year-to-date revenues were $32.3 million compared to $33.9 million for the prior year period. However, order backlog at February 28, 1999 was $18 million, an improvement of $4 million over backlog one year ago. Last year's revenues included a surge in sales of the Company's plasma cutting machines which occurred when a competitor discontinued business. Those revenues have returned to historic levels this year. Gross margin has improved from 22.4% to 23.8% due to continuing efforts to control material costs.

         Income before income taxes for the nine months ended February 28, 1999 was $1.9 million, up from $1.3 million last year. With income tax credits and preferred stock accretion, net income applicable to common stock was $2.4 million or $.62 diluted earnings per share compared to $796,000 or $.25 diluted earnings per share one year ago.

         Interest expense for the nine months fell by $402,000, due to lower levels of outstanding debt, which we continue to paydown. The Company has recognized net income tax credits of $810,000 in the first nine months of fiscal 1999. Income tax credits relate to a reduction in the Company's deferred tax asset valuation allowance.

                         LIQUIDITY AND CAPITAL RESOURCES

Financial Review, Cash Flows and Commitments:
         Funds from operations were used to pay all regularly scheduled dividends on the Company's preferred stock in March 1999. The Company has not paid quarterly common stock dividends due to loan covenants, which prohibit the payment of common stock dividends. It is uncertain when, and if, the Company will pay common stock dividends in the future.

         The Company's preferred stock is convertible into three shares of common stock at any time at the option of the holder and became redeemable after December 31, 1998. Either the Company or the holder of the Company's preferred stock may redeem the stock at a redemption price of $13 per share, plus any accumulated unpaid dividends. Once redeemed, the Company has the option to make cash payments equal to 10% of the value and 12 equal monthly payments, including 10% annual interest. These payments may be deferred if the payments would cause the Company to be in default under the terms of its senior indebtedness.

         The number of preferred shares converted or redeemed depends on the current market value of the Company's common stock. Approximately 80,000 shares of preferred stock have been converted as of February 28, 1999. The Company plans to finance the potential cash outflow, if any, caused by redemptions through cash flow from operations and, if required, additional debt financing.

         The Company may also be required to make prepayments under a January 1992 Settlement Agreement (a copy of the Settlement Agreement was previously filed as an exhibit of the Annual Report on Form 10-K for the fiscal year ended May 31, 1993). It is anticipated that funding of any such prepayment would be from operating cash flows.

         The Company was in compliance with all debt covenants contained in its loan agreements as of February 28, 1999. Management of the Company believes that amounts available from operating cash flows, funds available under its revolving credit agreement and the Company's borrowing capacity will be sufficient to meet its expected cash needs and capital expenditures for the fiscal year.

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

         The Company has identified three major areas determined to be critical for successful Year 2000 compliance: (1) financial and information system applications; (2) manufacturing applications; and (3) third-party relationships. In the financial and information systems applications and manufacturing applications, the Company expects to be compliant by mid 1999. In the third party area, the Company has contacted most of its suppliers and customers, most of whom state that they intend to be Year 2000 compliant by the Year 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         The Company has assessed the risk of noncompliance and anticipates that past and future expenditures to ensure that its computer systems are Year 2000 compliant, including review of contingency plans by an independent consultant, will not exceed $75,000.

         In the event that the Company and material third parties such as suppliers and/or customers fail to become Year 2000 compliant, a likely worst case scenario could bring about possible system failure or other interruption of operations such as an inability to process transactions or engage in normal business activities for a short time.

         The Company is establishing contingency plans to address the consequences of possible failure and will conduct orderly shutdown or scale back of operations accordingly if a loss of certain services is experienced. This is essentially the same process currently used for non-Year 2000 failures that could occur.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES   - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION  - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS--   See Index to Exhibits included elsewhere herein.

     (b) FORM 8-K--   No reports on Form 8-K were filed during the third fiscal
                      quarter.

                                   SIGNATURES

     Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date: March 31, 1999                Met-Coil Systems Corporation


                                         /s/ Randall J. Stodola
                                         --------------------------------------
                                         Randall J. Stodola
                                         Vice President, Controller and
                                         Chief Accounting Officer

                          MET-COIL SYSTEMS CORPORATION

                                INDEX TO EXHIBITS


EXHIBIT NO.                                                                                 PAGE
-----------                                                                                 ----
3.1      Restated Certificate of Incorporation of the Registrant, as
         amended -- incorporated by reference to Exhibit 3.2 of the
         Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1987............................................................

3.2      Amended and Restated Bylaws of the Registrant --
         incorporated by reference to Exhibit 3.4 of the Registrant's
         Quarterly Report on Form 10-Q for the quarter ended
         November 30, 1987..................................................................

4        Private Placement Offering of convertible preferred stock dated
         December 24, 1993 -- incorporated by reference to
         Form 8-K filed May 27, 1994........................................................

         Private Placement Offering of convertible preferred stock dated
         November 28, 1994 -- incorporated by reference to
         Form 8-K filed March 10, 1995......................................................

10       Material contracts -- incorporated by reference to
         Form 10-K filed August 31, 1998....................................................

27       Financial Data Schedule............................................................ 17

99       Press Release dated March 31, 1999................................................. 18