Form 10-K405
period 1999-05-31
MET COIL SYSTEMS CORP
filed 1999-08-30
CIK 745469

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

   [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 1999
                                       OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates of the registrant on August 10, 1999 based upon the average of the closing bid and asked prices on that date as reported by the Dow Jones Historical Stock Quote Reporter Service was $4.68.

Registrant had 3,686,823 shares of Common Stock, $.01 par value, outstanding as of August 10, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement to be filed with the commission on or before August 31, 1999 are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.  BUSINESS
                                     GENERAL


         Met-Coil Systems Corporation ("Met-Coil"), a holding company, and its operating units (collectively referred to as the "Company") design and manufacture fabricating machinery, metal forming equipment and computer-controlled fabrication systems which produce a wide variety of products from metal coils and sheets. The Company's operating units include two wholly-owned subsidiaries--Iowa Precision Industries, Inc. ("Iowa Precision") and The Lockformer Company ("Lockformer"). See "Description of Operations" below. Met-Coil was organized under Delaware law in 1973 and its present operating units were acquired thereafter. Met-Coil's principal assets are the shares of stock of its subsidiaries and affiliate.

                               RECENT DEVELOPMENTS

         The Company is nearing completion of the liquidation of its joint venture in Japan. The balance of the investment in the joint venture on the Company's books as of May 31, 1999 was approximately $100,000. Management believes the carrying value of the Company's investment approximates net realizable value. In conjunction with the liquidation, the Company's international department has expanded its dealer/distributor network in the Asia Pacific markets. The Company is now providing sales and service directly from Shanghai, Singapore and Korea.

         In January 1999 the Company reacquired a parcel of land that is adjacent to the Lockformer subsidiary, The land was previously sold in fiscal year 1997. The original Real Estate Sales Contract Agreement contained an environmental indemnification clause to provide for the Company to reacquire the land in certain circumstances. A remediation plan which is being funded by proceeds of a settlement with a third party, is currently being implemented. The Company plans to market the land after the remediation has been satisfactorily completed. See "Financial Statement Schedules" included in Part IV, Item 14 and "Item 13, Certain Relationships and Related Transactions" of this Form 10-K.

         In July 1999 the Company successfully obtained a new $12.2 million credit facility. The Company borrowed proceeds of $6.9 million to payoff its senior notes, a revolving line of credit and the remainder of an obligation under a litigation settlement. The structure of the new financing arrangement includes a new revolving note and three term notes. See "Financial Statement Schedules" included in Part IV, Item 14 hereof and herein incorporated by reference thereto.

         In August 1999, the Company completed its application process for listing on the NASDAQ SmallCap Market. We have subsequently been notified that the Company is in compliance with all criteria for inclusion is now traded on the NASDAQ Small Cap Market under the trading symbol METS.

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

Iowa Precision Industries, Inc.

         Iowa Precision designs, engineers and manufactures coil sheet metal processing equipment and large, integrated systems for producing slit, roll formed, punched, notched and sheared blanks from sheet metal coils for end users, steel service centers and contractors in domestic and international markets. Iowa Precision is a major manufacturer of heating, ventilation and air conditioning ("HVAC") manufacturing machinery and automated systems. IPI offers automated blanking systems, cut-to-length slitting and sheeting lines, precision feed tables, shears and pivot shears for sheet metal processing companies. In addition, Iowa Precision is one of the few manufacturers of coil processing equipment that designs and produces its own microprocessor computer numerical controls.

The Lockformer Company

         Lockformer designs and manufactures roll forming and cutting machinery and systems utilized by HVAC contractors as well as other industries such as metal furniture, appliance, sign and glass. Lockformer's microprocessor-controlled plasma cutting machines utilize high precision plasma arc torch heads to cut a wide range of materials, thicknesses and shapes. The advanced software in Lockformer's Vulcan Plasma Cutting Machine allows the operator to design, preview, and produce ductwork fittings. In addition, Lockformer markets its Transverse Duct Connector ("TDC"(TM)) System which connects air-conditioning ductwork and provides enhanced sealing. Lockformer also manufactures quick-change reprogrammable products, such as duplex rollforming machines with moveable heads that fit into flexible fabrication systems.

                       MARKETING, CUSTOMERS AND SUPPLIERS

         The Company markets its machinery and fabrication systems primarily through a worldwide distributor network. Each of the Company's operating units has management personnel responsible for sales and marketing. The main responsibility of the direct sales organization is to train the Company's dealer/distributor network on the key selling and operating features of Iowa Precision's and Lockformer's systems and support these organizations in their selling efforts. The Company also has an international department that is responsible for the coordination of overseas sales and for maintaining and developing the Company's international distributor network. Met-Coil's direct sales force works with dealer/distributors and customers in developing the specifications for systems that Met-Coil can custom engineer and build for the customer. For information concerning the Company's export sales, see Notes to Consolidated Financial Statements included in Part IV, Item 14 of this Form 10-K.

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

         The Company's customers consist primarily of fabricators of HVAC ductwork; metal service centers, which serve as intermediate processors of coils between the mill and the final manufacturer; as well as a wide range of manufacturers of sheet metal products in the appliance, metal furniture, automotive, electronics, electrical, and other industries.

         A majority of the Company's revenues are currently generated from domestic sources, such sales representing 89%, 80% and 75% of consolidated revenues during fiscal years 1999, 1998, and 1997, respectively. Several of the Company's principal product lines (including its TDC, Vulcan systems, tools, bending and punching machinery) are used for the production of HVAC ductwork for industrial, commercial and residential buildings and therefore are subject to economic conditions affecting the construction industry. Domestic sales of these product lines represented approximately 69%, 69%, and 67% of the Company's sales during fiscal 1999, 1998 and 1997, respectively. Sales to one customer represented 11%, 12% and 13% of consolidated revenues during fiscal 1999, 1998 and 1997, respectively. Another customer represented 14% of consolidated revenues during fiscal 1999.

         The Company's principal raw materials are steel and electronic components, which it can obtain from a variety of sources. The Company has not experienced, and does not anticipate, any significant difficulties in obtaining adequate supplies of raw materials.

                               PRODUCT DEVELOPMENT

         The Company's policy is to develop and manufacture only those products for which the Company believes it is positioned to obtain and hold substantial market share. The Company's product development, which results from individual subsidiary effort or from the combined effort of its subsidiaries, involves: a) creation of new products; b) improvements to existing products; and c) design of specific products or modifications of existing products at the request of a customer. Such products or modifications are frequently incorporated into the Company's standard equipment. During fiscal years 1999, 1998 and 1997, the Company spent approximately $1,005,000, $924,000 and $822,000, respectively, in the aggregate for the three categories described above.

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

         The Company's backlog of orders at July 31, 1999 was approximately $21.2 million, compared to approximately $19.8 million at July 31, 1998. The increase is primarily attributable to positive economic factors and demand for the Company's labor-saving products.

         All orders for machinery and systems not shipped at the end of each period are included in backlog. The Company estimates that substantially all of the present backlog will be shipped within the balance of the fiscal year ending May 31, 2000 (see Management's Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 7 of this Form 10-K).

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

                                    EMPLOYEES

         At July 31, 1999, the Company employed approximately 273 persons, of whom approximately 141 were production employees, 24 were engineering personnel, 36 were sales personnel and the remainder were management and administrative employees. There are currently two three-year collective bargaining agreements covering the production employees at the Lockformer and Iowa Precision operating units (totaling approximately 141 employees). These agreements were successfully renegotiated in fiscal 1998. The Company believes its relations with its employees are satisfactory.

               EXECUTIVE OFFICERS OF MET-COIL SYSTEMS CORPORATION


     Name                   Age   Position with the Company and five-year background (1)
     ----                   ---   ------------------------------------------------------
Raymond H. Blakeman         75    Chairman of the Board of Met-Coil since July 1986.
                                  Chief Executive Officer of Met-Coil from July 1986 to
                                  December 1988, from June 1990 to May 1994 and from
                                  May 1995 to December 1996.

James D. Heitt              59    Director, President and Chief Operating Officer of Met-Coil
                                  since August 1997.  Executive Vice President Operations of
                                  Met-Coil October 1996 to August 1997.  Vice President of
                                  Met-Coil June 1990 to October 1996.  Executive Vice President
                                  of Lockformer since October 1996.  President of Iowa
                                  Precision since July 1986.

Randall J. Stodola          46    Vice President and Corporate Controller of Met-Coil since
                                  June 1995.  Controller of Iowa Precision since June 1985.

John J. Toben               49    Vice President International of Met-Coil since
                                  February 1992. International Marketing Manager
                                  June 1988 to February 1992.


(1) Officers of the Company are elected annually by the Board of Directors and hold office until their successors are elected.

ITEM 2.       PROPERTIES

     The principal corporate and subsidiary facilities of the Company, both owned and leased, at May 31, 1999 are as follows:

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

     The owned properties listed above serve as collateral under the Company's term loans and revolving loan. In the opinion of management, the Company's properties are maintained in good operating condition and operate at capacities which range from approximately 90% - 95%.

ITEM 3.       LEGAL PROCEEDINGS

     The Company is subject to various other legal actions, governmental investigations and proceedings relating to various matters incidental to its business including, but not limited to, product liability claims. The Company intends to vigorously defend these matters. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with the Company's counsel and insurers, any liability which may ultimately be incurred is not expected to materially affect the consolidated financial position, cash flows and results of operations of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

     Met-Coil's common stock is quoted on the NASDAQ Small Cap Market. The range of high and low bid prices for the common stock, as reported by the Dow Jones Historical Stock Quote Reporter Service, is shown below. Prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The closing price (based upon the average of the closing bid and asked prices) of Met-Coil Common Stock on August 10, 1999, as reported by the Dow Jones Historical Stock Quote Reporter Service, was $4.68.

                                                       BID PRICES
                                              HIGH                   LOW
                                           ----------------------------------
       Fiscal 1999
           Fourth Quarter                     $ 5.38                  $ 2.75
           Third Quarter                        5.50                    3.56
           Second Quarter                       5.75                    3.63
           First Quarter                        4.00                    3.25

       Fiscal 1998
           Fourth Quarter                     $ 3.43                  $ 3.06
           Third Quarter                        3.37                    2.75
           Second Quarter                       3.31                    3.00
           First Quarter                        3.62                    2.00


     As of August 10, 1999, there were approximately 1,500 stockholders of record of Met-Coil Common Stock, par value $.01 per share, excluding approximately 236 employees with vested rights in the Company's ESOP (some of whom otherwise hold shares in the Company).

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk exposure related to changes in interest rates on its revolving loan. Interest on borrowings under the revolving loan accrues at a variable rate at the Lender's Corporate Base Rate minus 0.25% (7.75% at July 19, 1999). Due to the limited borrowings under the revolving loan interest rate risk exposure, assuming a ten percent increase from the average variable rate, would be less than $25,000 per year.

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

     (b)      Disagreements:
              None

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to executive officers of Met-Coil is contained in Part I, Item 1 hereof under the caption "Executive Officers of Met-Coil". The information required by this item as to directors is included under the caption "Board of Directors" in Met-Coil's definitive proxy statement for its 1999 Annual Meeting, and is incorporated herein by reference thereto.

ITEM 11.      EXECUTIVE COMPENSATION

     The information required by this item is included under the captions "Compensation of Executive Officers" and "Summary Compensation Table" in Met-Coil's definitive proxy statement for its 1999 Annual Meeting, and is incorporated herein by reference thereto.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the caption "Officer and Director Ownership of Shares" in Met-Coil's definitive proxy statement for its 1999 Annual Meeting, and is incorporated herein by reference thereto.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the captions "Director Compensation" and "Shares Held by Others" in Met-Coil's definitive proxy statement for its 1999 Annual Meeting, and is incorporated herein by reference thereto.

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

              (3)     List of Exhibits required by Item 601 of Regulation S-K:
                      See Index to Exhibits included elsewhere herein.

     (b)              Reports on Form 8-K:
                      No reports on Form 8-K were filed by the Registrant during the fourth quarter of fiscal 1999.

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

                                              MET-COIL SYSTEMS CORPORATION



                                      By:     Randall J. Stodola/s/
                                              ----------------------------------
                                              Randall J. Stodola
                                              Vice President, Controller
                                                  and Chief Accounting Officer


Date:         August 26, 1999
              ---------------



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                                  TITLE                          DATE

Raymond H. Blakeman/s/                   Director, Chairman of the Board            August 26, 1999
---------------------------------
Raymond H. Blakeman

James D. Heitt/s/                        Director, President and                    August 26, 1999
---------------------------------        Chief Operating Officer
James D. Heitt

Randall J. Stodola/s/                    Vice President, Controller and             August 26, 1999
---------------------------------        Chief Accounting Officer
Randall J. Stodola

E. Keith Moore/s/                        Director                                   August 26, 1999
---------------------------------
E. Keith Moore

Gary M. Neal/s/                          Director                                   August 26, 1999
---------------------------------
Gary M. Neal

Roy J. Carver Jr./s/                     Director                                   August 26, 1999
---------------------------------
Roy J. Carver Jr.

Michael J. Nonnenmann/s/                 Director                                   August 26, 1999
---------------------------------
Michael J. Nonnenmann

DEAR SHAREHOLDER:

     There have been a number of successes that have contributed to this year's profitability and to opportunities for future growth and progress at Met-Coil. Our operating units, Iowa Precision Industries and The Lockformer Company, have partnered extensively this year to combine their technology, marketing and engineering expertise to improve our product lines and maintain the promotional alliances that are important to the Company as a whole.

     Our long-term objective is to gain market share in all the markets we serve and to apply our technology to related, but new and different, product offerings. In 1999 we continued to meet this objective. This is evidenced by the recent success of the Screen Express(TM), a machine that automates the process of installing screens into window screen frames. The success of this product has created new opportunities for Met-Coil in other areas of the window fabrication industry. In addition, recent technological advances in our slitting and shearing lines for the steel service center market have positioned us for future global growth and opportunity.

     We have continued to enhance our long-standing presence in domestic and international markets with distributors covering all 50 states and located in more than 50 countries. Our broad base of international and domestic customers serves the Company well when there is a fluctuation in either market. This year our sales and marketing staff worked to realign our dealer/distributor network in the Pacific Rim, which has reduced overhead and direct sales costs.

     Important strides have been made in the Company's financial condition this year to create positive shareholder value. We made several strategic equipment acquisitions and facilities changes to improve efficiency in both of our plants. Gross profits, earnings and cash flow from operations continue to improve. These improvements allowed us to repay long-term debt of $2.6 million and increase stockholders' equity by $4.7 million.

         In July 1999, the Company refinanced its long-term debt with a new lender, resulting in a significantly lower interest rate. The proceeds were used to retire senior notes, a revolving line of credit and the remainder of an obligation in respect of a settlement agreement, which originated in 1992. This new debt structure will reduce the Company's overall debt costs, reduce debt payments over the next three years by $2.3 million and allow for greater financial and operating flexibility.

         Order entry remains strong and at July 31, 1999 the Company had order backlog of $ 21.2 million, compared to a backlog of $19.8 million at July 31, 1998.

         In August 1999, the Company completed its application process for listing on the NASDAQ Small Cap Market. We have subsequently been notified that the Company is in compliance with all criteria for inclusion and is now traded on the NASDAQ Small Cap Market under the trading symbol METS.

         In closing, the year 2000 will find us value analyzing our core products to keep us competitive and to continue allowing us to grow our market share. Met-Coil's greatest asset is its employees and their skills, hard work and dedication. Thank you all. I also want to thank our shareholders and directors for their continued interest and support. We continue to believe that your Company's future looks promising.

James D. Heitt


President and Chief Operating Officer

                          INDEX TO FINANCIAL STATEMENTS
                                PART IV, ITEM 14
                                   (continued)


Financial Statements                                                                                     PAGE NO.
--------------------                                                                                     --------

     Five Year Summary                                                                                            F-1

     Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                                                        F-2

     Independent Auditor's Reports                                                                                F-5

     Consolidated Statements of Operations, Three Years Ended May 31, 1999                                        F-7

     Consolidated Balance Sheets, May 31, 1999 and 1998                                                           F-8

     Consolidated Statements of Cash Flows, Three Years Ended May 31, 1999                                        F-9

     Consolidated Statements of Stockholders' Equity, Three Years Ended May 31, 1999                             F-10

     Consolidated Condensed Statements of Comprehensive Income, Three Years Ended May 31, 1999                   F-11

     Notes to Consolidated Financial Statements                                                                  F-12



Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

FIVE YEAR SUMMARY
(In thousands, except per share data)



Years Ended May 31,                                    1999              1998           1997          1996            1995

---------------------------------------------------------------------------------------------------------------------------

INCOME STATEMENT DATA:
    Net revenues                                       $ 45,306       $ 44,811       $ 36,844      $ 41,554        $ 43,775
    Gross profit                                         10,821         10,196          8,321         7,414           8,043
    Operating expenses                                    6,252          6,513          5,953         7,640           9,495
    Operating income (loss)                               4,569          3,683          2,368          (226)         (1,452)
    Interest expense, net                                 1,329          1,516          1,748         2,340           2,532
    Other (income) expense, net                           1,025            316             42        (1,962)            336
----------------------------------------------------------------------------------------------------------------------------

    Income (loss) before income taxes                     2,215          1,851            578          (604)         (4,320)
    Income tax credits                                    1,010          1,129             --           300              --
-----------------------------------------------------------------------------------------------------------------------------

    Net income (loss)                                  $  3,225       $  2,980       $    578      $   (304)       $ (4,320)
=============================================================================================================================

    Earnings (loss) per share:
         Basic                                         $   0.80       $   0.75       $   0.01      $  (0.26)       $  (1.61)
         Diluted                                       $   0.74       $   0.69       $   0.01      $  (0.26)       $  (1.61)

FINANCIAL DATA:
    Working capital (deficiency)                       $  8,376       $  4,472       $  1,971      $  1,754        $ (6,686)
    Property and equipment, net                           4,057          3,448          3,093         5,507           7,953
    Total assets                                         26,122         21,462         23,525        24,663          37,319
=============================================================================================================================

    Debt:
    Debt outstanding                                   $  7,838       $  9,077       $ 13,608      $ 15,515        $ 22,283
    Less: Cash restricted for debt payment                  --             --             --            --             (986)
-----------------------------------------------------------------------------------------------------------------------------
    Net debt outstanding                                  7,838          9,077         13,608        15,515          21,297
    Preferred stock, convertible and redeemable           3,469          4,456          4,036         3,709           3,457
    Stockholders' equity (deficit)                        5,387            643         (1,598)       (1,912)        (1,020)
=============================================================================================================================

SHARE DATA:
    Dividend per common share                          $    --        $    --        $    --       $    --         $   --
    Book value per common share                        $   1.50       $   0.20       $  (0.51)     $  (0.61)       $ (0.35)
=============================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in connection with the Company's Consolidated Financial Statements and Notes thereto, to which references are made elsewhere herein. The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and the other statements in this report which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties which may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things, the effect of economic conditions, the impact of competition, availability and costs of inventory, the rate of technology change, the availability of capital, supply constraints or difficulties, the effect of the Company's accounting policies, the effect of regulatory and legal developments, and other risks.

FISCAL 1999 COMPARED TO FISCAL 1998
     Net income for fiscal 1999 was $3.2 million, or $.74 diluted earnings per share, compared with $3.0 million in fiscal 1998, or $.69 diluted earnings per share. In fiscal 1999, net income included $1.0 million in income tax credits which relate to a reduction in the Company's deferred tax asset valuation allowance, compared to $1.1 million in income tax credits in fiscal 1998.

     In fiscal 1999, the Company increased market share in its Steel Service Center, Fabrication Lines and Special Rollformer markets to increase revenues above the level attained last year. In fiscal 1998, approximately $3.0 million of revenues were generated from an opportunity for a surge of sales of plasma cutting machines when a previous competitor discontinued selling the machines. Sales of that machine returned to historic levels this year and the Company improved market share for other customers.

     The cost of products sold declined in fiscal 1999 to 76.1% of net revenues from 77.2% in fiscal 1998. Gross margin improved from 22.8% to 23.8% of net revenues due to the mix of products sold. Selling, general and administrative expenses for fiscal 1999 were $6.2 million or 14% of net revenues, compared to $6.5 million, or 15% of net revenues last year. Operating income in fiscal 1999 increased 24% to $4.6 million from $3.7 million the previous year.

     Due to the improved operating results of the Lockformer subsidiary, the scheduled future payment obligations under a 1992 litigation settlement have been revised by management to reflect the anticipated timing of the payments. A one-time expense of $523,000 for the change in estimate, is included in other expenses for the fourth quarter. Interest expense decreased to $1.3 million in fiscal 1999 compared to $1.5 million in fiscal 1998 due to lower borrowing levels.

     Backlog at July 31, 1999 was $21.2 million compared to $19.8 million at the same time last year and $16.0 million two years ago. New orders for fiscal 1999 remained the same as fiscal 1998, at $49.0 million.

FISCAL 1998 COMPARED TO FISCAL 1997
     Consolidated net revenues in fiscal 1998 of $44.8 million represented a 22% increase over 1997 revenues of $36.8 million. Met-Coil reported $3.0 million in net income for fiscal 1998, which included $1.1 million in income tax credits recorded in the fourth quarter of fiscal 1998. The income tax credits relate to a reduction in the Company's deferred tax asset valuation allowance. Net income for fiscal 1997 was $578,000.

     Revenues at both operating units increased in fiscal 1998 over the previous year. As a whole, the increase resulted primarily from the Company's ability to increase market share for domestic sales of plasma cutting machines. This was due in part to the decision of a previous competitor to discontinue selling plasma cutting machines. The increase in plasma cutting sales in fiscal 1998 over fiscal 1997 was approximately $3.0 million.

     Operations remained highly consistent, as the Company realized a gross margin of 23% for both fiscal years. Operating expenses, as a percentage of net revenues, decreased from 16% to 15%. Interest expense was reduced by 13%, from $1.7 million in fiscal 1997 to $1.5 million in fiscal 1998 due to the lower level of borrowing on the Company's revolving credit line and payments on long-term debt.

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

     The Company has identified three major areas determined to be critical for successful Year 2000 compliance: (1) financial and information system applications; (2) manufacturing applications; and (3) third-party relationships. In the financial and information systems applications and manufacturing applications, the Company expects to be compliant by the end of 1999. In the third party area, the Company has contacted most of its suppliers and customers, most of whom state that they intend to be Year 2000 compliant by the Year 2000.

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

MARKETS AND TRENDS
     The Company is engaged in highly competitive markets with a significant portion of its business related to the HVAC and construction industries. Fiscal 1999 proved to be a strong year for metal cutting and metal forming purchases. Low unemployment, in conjunction with low inflation, and interest rates is largely responsible for the growth in U.S. purchases. In addition, the Company continues to expand its market and geographic diversity, thereby reducing dependencies on the U.S. economy and enhancing its scope of business opportunities. The Company has actively continued its ongoing product development over the past year as well.

     In conjunction with the liquidation of the Company's joint venture investment in Japan, a distributor network has been developed for that region and the Company is now providing sales and service directly in the Asia Pacific market.

LIQUIDITY AND CAPITAL RESOURCES
     Cash flows from operations have improved each of the past three years. Cash provided by operations in 1999, 1998 and 1997 was $5.0, $4.2 and $2.7 million, respectively. During fiscal 1999, the Company repaid $2.6 million in long-term debt under its previous lending arrangement. In July 1999 the Company obtained a $12.2 million credit facility with a new lender. The Company borrowed proceeds of $6.9 million to payoff its senior notes, a revolving line of credit and the remainder of an obligation under a litigation settlement. The new debt, which decreases interest rates by approximately three percent, consists of a revolving loan and three term loans. The Company may prepay the long-term debt from operating cash flow at anytime.

     Capital expenditures in 1999 were $1.6 million, and were incurred primarily for more efficient plant equipment. The Company expects capital expenditures in fiscal 2000 to approximate those for fiscal 1999.

     The Company continues to omit quarterly dividends on common stock due to loan covenants, which prohibit the payment of common stock dividends. It is uncertain when, and if, the Company will pay dividends on common stock in the future.

     In September 1998 and March 1999 the Company paid dividends of 6% on the cumulative preferred stock. As described in the private placement memorandum for the preferred stock, the Company's preferred stock is convertible into three shares of common stock at anytime at the option of the holder. After December 31, 1998, either the Company or the holder of the Company's preferred stock may redeem the stock at a redemption price of $13 per share, plus any accumulated unpaid dividends. Once redeemed, the Company has the option to make cash payments equal to 10% of the value and 12 equal monthly payments, including 10% annual interest. These payments may be deferred if the payments would cause the Company to be in default under the terms of its senior indebtedness.

     During fiscal 1999, 90,660 shares of preferred stock were converted to 271,980 shares of the Company's common stock and 4,500 shares of preferred stock have been redeemed for cash totaling $58,500. The Company plans to finance the additional potential cash outflow, if any, through cash flow from operations and, if required, additional debt financing.

     The Company believes that amounts available from operating cash flows and funds available under its revolving loan will be sufficient to meet its expected cash needs and planned capital expenditures for fiscal 2000.

CONTINGENCIES AND OTHER MATTERS
     The Company is engaged in various legal and other proceedings incident to its business (see Note 10).

INDEPENDENT AUDITOR'S REPORT



To The Board of Directors
Met-Coil Systems Corporation
Cedar Rapids, Iowa


We have audited the accompanying consolidated balance sheets of Met-Coil Systems Corporation and Subsidiaries as of May 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations, stockholders' equity and cash flows of Met-Coil Systems Corporation and Subsidiaries for the year ended May 31, 1997 were audited by other auditors whose report dated August 27, 1997 expressed an unqualified opinion on those statements.

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

In our opinion, the 1999 and 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Met-Coil Systems Corporation and Subsidiaries at May 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




Cedar Rapids, Iowa
July 19, 1999

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)


Years Ended May 31,                                      1999              1998                 1997

----------------------------------------------------------------------------------------------------

Net sales (Notes 3 and 9)                          $   45,756       $     45,009        $     36,776
Equity in affiliate (Note 3)                             (450)              (198)                 68
----------------------------------------------------------------------------------------------------
Net revenues                                           45,306             44,811              36,844
Cost of goods sold                                     34,485             34,615              28,523
----------------------------------------------------------------------------------------------------
Gross profit                                           10,821             10,196               8,321
Operating expenses                                      6,252              6,513               5,953
----------------------------------------------------------------------------------------------------
Operating income                                        4,569              3,683               2,368

Nonoperating (income) expense:
Interest expense, net                                   1,329              1,516               1,748
Other expense, net (Note 10)                            1,025                316                  42
----------------------------------------------------------------------------------------------------

Income before income taxes                              2,215              1,851                 578
Income tax credits (Note 5)                             1,010              1,129                  --
----------------------------------------------------------------------------------------------------

Net income (Note 1)                                     3,225              2,980                 578

Preferred stock dividends (Note 8)                        214                217                 217
Preferred stock accretion (Note 8)                        250                420                 327
----------------------------------------------------------------------------------------------------

Net income applicable to common stock              $    2,761       $      2,343        $         34
----------------------------------------------------------------------------------------------------

Earnings per common share (Note 11):
Basic                                              $     0.80       $       0.75        $       0.01
Diluted                                            $     0.74       $       0.69        $       0.01

Weighted average common shares (Note 11):
Basic                                              $    3,434              3,122               3,132
Diluted                                            $    4,342              4,295               3,145

See Notes to Consolidated Financial Statements

Consolidated Balance Sheets
(In thousands, except shares)


May 31,                                                          1999                            1998

------------------------------------------------------------------------------------------------------
Current assets
Cash                                                        $     516                     $        24
Trade receivables, net (Note 2)                                 5,767                           4,574
Inventories (Note 2)                                            9,545                           8,283
Prepaid expenses and other                                        946                           1,254
Deferred income taxes (Note 5)                                  2,139                           1,129
------------------------------------------------------------------------------------------------------
Total current assets                                           18,913                          15,264

Property and Equipment
Land                                                              520                             520
Buildings and building improvements                             4,708                           4,420
Machinery and equipment                                         8,553                           7,905
Furniture and equipment                                         3,595                           3,115
------------------------------------------------------------------------------------------------------
17,376                          15,960
Less accumulated depreciation                                  13,319                          12,512
------------------------------------------------------------------------------------------------------
Property and equipment, net                                     4,057                           3,448

Property held for sale (Note 13)                                1,154                              --
Investments and other assets (Notes 3 and 6)                      225                             650
License fee (Notes 2 and 10)                                      808                           1,038
Intangibles, net (Note 2)                                         709                           1,022
Deferred income taxes (Note 5)                                    256                              40
======================================================================================================
TOTAL ASSETS (NOTE 4)                                       $  26,122                     $    21,462
======================================================================================================


Current Liabilities
Revolving line of credit (Note 4)                           $   1,211                     $     1,689
Current maturities of long-term debt (Note 4)                     589                           2,464
Accounts payable                                                1,615                           1,532
Accrued vacation                                                  650                             520
Other accrued liabilities                                       1,915                           1,901
Customer deposits                                               4,557                           2,686
------------------------------------------------------------------------------------------------------
Total current liabilities                                      10,537                          10,792

Long-term debt (Note 4)                                         6,038                           4,924
Other                                                             691                             647
Commitments and contingencies (Notes 8 and 10)
Preferred stock, convertible and redeemable (Note 8)            3,469                           4,456
Stockholders' Equity (Note 7)
Common stock, $.01 par value, authorized 10,000,000 shares;        37                              32
1999 issued 3,681,873; 1998 issued 3,196,447
Additional paid-in capital                                     18,225                          16,312
Accumulated deficit                                           (12,621)                        (15,382)
Foreign currency translation adjustment (Note 12)                   0                             (65)
Cost of common stock reacquired for treasury                     (254)                           (254)
------------------------------------------------------------------------------------------------------
Stockholders' equity                                        $   5,387                             643
======================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY                        $  26,122                     $    21,462
======================================================================================================

See Notes to Consolidated Financial Statements

      CONSOLIDATED STATEMENTS OF CASH FLOWS
      (In thousands)



      Years Ended May 31,                                                             1999                 1998              1997

      ---------------------------------------------------------------------------------------------------------------------------
      CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                  $  3,225            $   2,980        $      578
      Adjustments to reconcile net income to net cash flows
      from operating activities:
              Depreciation                                                           1,064                  893             1,154
              Amortization of intangibles and deferred finance charges, net            435                  356               413
              Accretion of discount on debt                                            983                  391               424
              Gain on sale of assets                                                    --                   --              (496)
              Write-off of intangibles                                                 129                   --               273
              Write-down of property held for sale                                      --                   80               242
              Write-off of foreign currency translation adjustment                      --                   --               384
              Undistributed (earnings) loss of affiliate                               385                  198               (68)
              Deferred income taxes                                                 (1,226)              (1,309)               --
      ---------------------------------------------------------------------------------------------------------------------------
                                                                                     4,995                3,589             2,904
              Changes in assets and liabilities:
                   Trade receivables                                                (1,193)                 352               (88)
                   Inventories                                                      (1,262)                 510              (786)
                   Accounts payable and accrued liabilities                            336                   92              (744)
                   Customer deposits                                                 1,871                 (145)              872
                   Prepaid expenses and other                                          348                 (164)              613
      ---------------------------------------------------------------------------------------------------------------------------
                   Net cash flows from operating activities                          5,095                4,234             2,771
      ---------------------------------------------------------------------------------------------------------------------------

      CASH FLOWS FROM INVESTING ACTIVITIES
              Purchases of property and equipment                                   (1,673)              (1,248)             (634)
              Proceeds from sale of investments and other assets                        --                  920               398
              Purchase of property held for sale                                    (1,154)                  --                --
              Proceeds from sale of land held for sale                                  --                   --                --
              Note receivable-related party                                             --                  750                --
      ---------------------------------------------------------------------------------------------------------------------------
                   Net cash flows from investing activities                         (2,827)                 422              (236)
      ---------------------------------------------------------------------------------------------------------------------------

      CASH FLOWS FROM FINANCING ACTIVITIES
              Net borrowings under revolving line of credit                            397                 (682)             (344)
              Repayments of long-term debt                                          (2,619)              (4,740)           (2,390)
              Proceeds from issuance of long-term debt                                  --                  500               403
              Deferred finance charges                                                 (21)                  --              (353)
              Redemption of preferred stock                                            (59)                  --                --
              Repurchase of treasury stock                                              --                 (152)               --
              Dividends on preferred stock                                            (214)                (217)             (217)
              Issuance of common stock                                                 740                   65                70
      ---------------------------------------------------------------------------------------------------------------------------
                   Net cash flows from financing activities                         (1,776)              (5,226)           (2,831)
      ---------------------------------------------------------------------------------------------------------------------------

      CASH
              Increase (decrease)                                                      492                 (570)             (296)
              Beginning balance                                                         24                  594               890
      ---------------------------------------------------------------------------------------------------------------------------
              Ending balance                                                      $    516            $      24        $      594
      ===========================================================================================================================

      Supplementary Information (Note 12)
      See Notes to Consolidated Financial Statements

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       (In thousands, except shares)


                                                                                                 Foreign
                                                                      Additional                 Currency
                                                              Common    Paid-In    Accumulated  Translation   Treasury
                                                              Stock     Capital      Deficit     Adjustment     Stock     Total
-------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1996                                        $   31    $16,205      $(17,759)  $   (260)     $  (129)   $(1,912)
    Net income                                                   --         --           578         --           --        578
    Issuance of 21,443
      shares of common stock (Note 7)                            --         43            --         --           --         43
    Reissuance of common shares                                  --         --            --         --           27         27
    Preferred stock dividends and accretion                      --         --          (544)        --           --       (544)
    Write-off of foreign currency translation (Note 4)           --         --            --        384           --        384
    Adjustment from foreign currency translation                 --         --            --       (174)          --       (174)
-------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1997                                        $   31    $16,248      $(17,725)  $    (50)     $  (102)   $(1,598)
    Net income                                                   --         --         2,980         --           --      2,980
    Issuance of 24,623
      shares of common stock (Note 7)                             1         64            --         --           --         65
    Repurchase of treasury shares                                --         --            --         --         (152)      (152)
    Preferred stock dividends and accretion                      --         --          (637)        --           --       (637)
    Adjustment from foreign currency translation                 --         --            --        (15)          --        (15)
-------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998                                        $   32    $16,312      $(15,382)   $   (65)    $   (254)   $   643
    Net income                                                   --         --         3,225         --           --      3,225
    Issuance of 485,426
      shares of common stock (Note 7)                             5      1,913            --         --           --      1,918
    Preferred stock dividends and accretion                      --         --          (464)        --                    (464)
    Adjustment from foreign currency translation                 --         --            --         65           --         65
-------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999                                        $   37    $18,225      $(12,621)   $    --     $   (254)   $ 5,387
===============================================================================================================================

See Notes to Consolidated Financial Statements

MET-COIL SYSTEMS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OS COMPREHENSIVE INCOME
(IN THOUSANDS)


Years Ended May 31,                          1999          1998          1997

-----------------------------------------------------------------------------

Net income                                  3,225         2,980           578
Other comprehensive income,
 net of tax:
Foreign currency translation adjustment        65           (15)          210
-----------------------------------------------------------------------------

Comprehensive income                        3,290         2,965           788
=============================================================================

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:
     The Company designs, engineers and manufactures metal processing machinery and computer-controlled fabrication systems. The Company sells primarily to customers that manufacture products from sheet metal coils and sheets throughout the world. For the years ended May 31, 1999, 1998 and 1997, sales to one customer represented 11%, 12% and 13% of net revenues, respectively. Another customer represented 14% of consolidated revenues during fiscal 1999.

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

PROPERTY AND EQUIPMENT AND PROPERTY HELD FOR SALE:
     These assets are carried at cost. Depreciation is computed primarily by the straight-line method over the following estimated useful lives.

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

PRODUCT DEVELOPMENT EXPENSES:
     The Company's policy is to develop and produce only those products for which the Company believes it is positioned to obtain and hold a substantial market share. The Company's product development involves: a) creation of new products; b) improvements to existing products; and c) design of specific products or modifications of existing products at the request of a customer. Such products or modifications are frequently incorporated into the Company's standard equipment. Product development expenses for Company-sponsored projects are expensed as incurred. From time to time, costs are deferred, to be amortized over the anticipated benefit period, if the future benefits are certain due to a contractual arrangement for a customer-requested product prototype. During the fiscal years 1999, 1998, and 1997, the Company spent approximately $1,005,000, $924,000 and $822,000, respectively, in the aggregate for the three categories of product development described above.

PENSION PLANS:
     The Company's funding policy is to make the minimum annual contributions that are required by applicable regulations (See Note 6).

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

STOCK OPTIONS ISSUED TO EMPLOYEES:
     In fiscal year 1997, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method for the financial reporting of its stock-based employee compensation plans. However, as allowed by the new standard, the Company has elected to continue to apply the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under this method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the period of service.

FAIR VALUES OF FINANCIAL INSTRUMENTS:
     The carrying amount of cash and cash equivalents, customer trade receivables and accounts payable approximates fair value because of the relative short maturity of these instruments. The carrying amount of the current and long-term debt approximates fair value because these instruments were refinanced subsequent to year end.

EARNINGS PER SHARE:
     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. In computing diluted earnings per share, the dilutive effect of stock options during the periods presented, as well as the effect of contingently issuable shares, increase the weighted average number of shares.

RECLASSIFICATIONS:
     Certain amounts for prior years have been reclassified to conform with the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS:
     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement must be adopted no later than May 31, 2002, although earlier application is permitted. The Company is currently evaluating the impact of adopting SFAS No. 133.

NOTE 2.   SUPPLEMENTAL ASSET DATA

TRADE RECEIVABLES:
     Amounts shown for trade receivables are net of an allowance of $70,000 and $50,000 for 1999 and 1998 respectively.

INVENTORIES:
     The composition of inventories at May 31, using the first-in, first-out
(FIFO) method, which approximates replacement cost, is as follows:


         (in thousands)                                         1999                 1998
                                                           --------------        -------------
         Raw materials and parts                           $        6,283        $       6,558
         Work in process                                            3,926                2,734
         Finished goods and supplies                                  205                  378
                                                           --------------        -------------
                                                                   10,414                9,670
         Reduction to LIFO basis                                      869                1,387
                                                           --------------        -------------
                                                           $        9,545        $       8,283
                                                           ==============        =============

LICENSE FEE AND INTANGIBLES:
     Amounts shown for the license fee are net of accumulated amortization of $1,692,000 and $1,462,000 for 1999 and 1998 respectively, and the amounts shown for intangibles are net of accumulated amortization of $1,355,000 and $1,375,000 for 1999 and 1998, respectively.

NOTE 3.    SUBSIDIARIES AND AFFILIATE

WHOLLY-OWNED SUBSIDIARIES:
         The Company has two wholly-owned active subsidiaries at May 31, 1999:
Iowa Precision Industries, Inc. and The Lockformer Company.

LIQUIDATION OF JOINT VENTURE:
     The Company is nearing completion of the liquidation of its joint venture in Japan. The balance of the investment in the joint venture on the Company's books as of May 31, 1999 is approximately $100,000. Management believes the carrying value of the Company's investment approximates net realizable value. The Company's accumulated deficit includes approximately $65,000, $515,000 and $713,000 of equity in net income of the joint venture at May 31, 1999, 1998, and 1997, respectively.

EUROPEAN OPERATIONS:
     In February 1997, the Company completed the process of dissolving its European operations. Liquidation of this investment resulted in a loss of approximately $500,000 in fiscal 1997, $384,000 of which was attributable to recognition of the accumulated effect of foreign currency translation. This amount was reflected in other expense, net in the Company's fiscal 1997 Consolidated Statements of Operations.

NOTE 4.   DEBT

REVOLVING LINE OF CREDIT (TERMS AND CONDITIONS):
     At May 31, 1999, the Company had a revolving credit agreement with two insurance companies under which it could borrow up to $3,500,000. Borrowings were limited to a borrowing base formula (certain percentages of eligible trade receivables and inventories), bear interest at 11.5% and require the payment of certain fees. As of May 31, 1999, there was $3,500,000 available to be borrowed under the borrowing base formula, of which $2,086,000 in borrowings were outstanding.

     On July 19, 1999, the Company's revolving credit balance of $875,000 was refinanced with long-term debt, therefore, $1,211,000 has been presented as a current liability as of May 31, 1999. Also, on July 19, 1999, the Company entered into a new revolving credit agreement with a bank under which it could borrow up to $5,500,000. Borrowings are also limited to a borrowing base formula (certain percentages of eligible trade receivables and inventories) and bear interest at the lender's Corporate Base Rate minus 0.25% (7.75% at July 19,
1999). This line expires in July 2000.

LONG-TERM DEBT:


        Long-term debt as of May 31 consisted of the following:
              (in thousands)                                                    1999                  1998
                                                                           --------------        --------------
              Long-term debt refinanced subsequent to year end:
                   Senior Notes (A)                                        $        2,231        $        3,794
                   Litigation settlement (Note 10)                                  3,521                 3,314
                   Revolving line of credit                                           875
              Note payable, installments through January 2000
                with interest of 11%                                                  ---                   280
                                                                           --------------        --------------
                                                                                    6,627                 7,388
              Less current maturities                                                 589                 2,464
                                                                           --------------        --------------
                                                                           $        6,038        $        4,924
                                                                           ==============        ==============


         (A) The Company had $2,231,000 of senior notes with two insurance companies due in December, 2000. The notes were due in monthly principal payments of $110,000 plus interest at 11.5%.

         In addition to the new revolving note discussed above, the Company also obtained new term notes under which it borrowed $6,986,000. The Company's total credit facility with the new lender is $12.2 million. The proceeds were used to payoff the senior notes, the remainder of an obligation under a litigation settlement and $875,000 of revolving line of credit debt. In addition, $400,000 was loaned to an unrelated supplier as discussed in Note
     10. The new notes are due in monthly principal payments of $43,536 plus interest at 8.85%, with a final payment in July 2004. The Company has the right to prepay the long-term debt at anytime, from operating cash flow.

         The aggregate maturities of the long-term debt after the refinancing discussed above for years ending May 31 are as follows:

         (in thousands)                 2000      $     589
                                        2001            522
                                        2002            522
                                        2003            522
                                        2004          4,472
                                                  =========
                                                  $   6,627
                                                  =========


REVOLVING LOAN AND TERM LOANS (TERMS AND CONDITIONS):
     The covenants and other provisions of the revolving loan and term loans (described above) are similar to those that were in place on May 31, 1999. Borrowings are collateralized by substantially all of the Company's assets. The agreements contain various restrictive covenants which, among other things, prohibit the payment of common stock dividends and require the maintenance of certain financial ratios and amounts. The Company was in compliance with all debt covenants at May 31, 1999.

NOTE 5.    INCOME TAXES
     Net deferred taxes consist of the following components as of May 31:



         (in thousands)                                                      1999                       1998
                                                                        --------------             --------------
         DEFERRED TAX ASSETS:
              Net operating loss carryforwards                          $          754             $        1,978
              Accruals and reserves not currently deductible                       900                        768
              Settlement loss                                                      795                        675
              Tax credit carryforwards                                             721                        653
              Other                                                                 21                         45
                                                                        --------------             --------------
                                                                                 3,191                      4,119
              Less valuation allowance                                             ---                      1,964
                                                                        --------------             --------------
                                                                                 3,191             $        2,155
                                                                        --------------             --------------
         DEFERRED TAX LIABILITIES:
              Property and equipment                                               162                        260
              Basis difference of inventory                                        531                        531
              Undistributed earnings of affiliate                                  ---                        161
              Other                                                                103                         34
                                                                        --------------             --------------
                                                                                   796                        986
                                                                        --------------             --------------
                                                                        $        2,395             $        1,169
                                                                        ==============             ==============


Net deferred income taxes are presented on the balance sheet at May 31 as follows:


                                                                             1999                       1998
                                                                        --------------             --------------
         (in thousands)
         Current assets                                                 $        2,139             $        1,129
         Noncurrent assets                                                         256                         40
                                                                        --------------             --------------
                                                                        $        2,395             $        1,169
                                                                        ==============             ==============

     At May 31, 1999, the Company has eliminated the valuation allowance as management believes that it is more likely than not that the Company will generate sufficient taxable income to fully realize the benefit of the loss carryforwards and the tax credits prior to their expiration.

     Income tax credits are made up of the following components for the years ended May 31:


                                             1999              1998               1997
                                          ----------        -----------       -----------
     (in thousands)
     Current tax (expense)                $     (216)       $      (180)      $         0
     Deferred taxes                            1,226              1,309                 0
                                          ==========        ===========       ===========
                                          $    1,010        $     1,129       $         0
                                          ==========        ===========       ===========


     The income tax (credits) differ from the amount of income tax determined by applying the U.S. Federal income tax rate (35%) to income (loss) before income tax credits due to the following for the years ended May 31:


                                                                      1999              1998              1997
                                                                  -----------       ------------      ------------
         (in thousands)
         Computed "expected" tax                                  $       775       $        648      $        202
         Increase (decrease) in income taxes
         resulting from:
             Change in valuation allowance                             (1,964)            (1,821)             (508)
             Nondeductible amortization of intangibles                     25                 25                25
             Other                                                        154                 19               281
                                                                  -----------       ------------      ------------
                                                                  $    (1,010)      $     (1,129)     $          0
                                                                  ===========       ============      ============



     At May 31, 1999, the Company has net operating loss carryforwards of $2,150,000 available under provisions of the Internal Revenue Code to be applied against future federal taxable income. These carryforwards expire through May 31, 2011. At May 31, 1999, the Company also has approximately $266,000 of alternative minimum tax (AMT) credit carryforwards available to offset regular tax in future years to the extent that the regular tax exceeds AMT. The credits do not have expiration dates. The Company also has approximately $450,000 of general business credit carryforwards which expire through May 31, 2001.

NOTE 6.    RETIREMENT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN:
     The Company has an Employee Stock Ownership Plan ("Plan") for the benefit of employees who meet the eligibility requirements. The Plan holds 168,847 shares of common stock at May 31, 1999, which have been allocated to the participants. The Company makes cash contributions in an amount sufficient for it to satisfy ongoing Plan requirements.

     Cash contributions to the Plan were $15,387, $4,100 and $1,348 for the years ended May 31, 1999, 1998, and 1997, respectively. For financial statement purposes, expense for the Plan is determined based on the percentage of shares allocated to participants each period. The amount charged to expense was zero for the years ended May 31, 1999 and 1998 and $54,000 for the year ended May 31, 1997.

PROFIT-SHARING 401(K) PLAN:
     The Company has a qualified profit-sharing plan under Internal Revenue Code
Section 401(k) for those employees who meet certain eligibility requirements set forth in the plan. The Company makes contributions to the plan based upon predetermined percentages of the employees' compensation. Additional amounts may be contributed at the option of the Company's Board of Directors. The retirement expense for the fiscal years ended May 31, 1999, 1998, and 1997 was $413,900, $379,400 and $332,000, respectively.

DEFINED BENEFIT PLANS:
     The Company has one defined benefit pension plan which covers substantially all employees of Lockformer and the bargaining unit of Iowa Precision subsidiaries. The following table includes aggregate amounts for the plans' funded status and amounts recognized in the accompanying financial statements as of May 31:



(in thousands)                                                         1999                  1998

CHANGE IN BENEFIT OBLIGATION:
    Benefit obligation, beginning                                        3,169                 2,777
    Service cost                                                           ---                    52
    Interest cost                                                          255                   240
    Actuarial loss                                                         607                   380
    Benefits paid                                                         (328)                 (280)
                                                                --------------        --------------
    Benefit obligation, ending                                           3,703                 3,169
                                                                --------------        --------------

CHANGE IN PLAN ASSETS:
    Fair value of plan assets, beginning                        $        4,146        $        4,009
    Actual return on plan assets                                           116                   340
    Employer contribution                                                   26                    77
    Benefits paid                                                         (328)                 (280)
                                                                --------------        --------------
    Fair value of plan assets, ending                                    3,960                 4,146
                                                                ---------------       --------------

Funded status                                                              257                   977
Unrecognized net actuarial (gain) loss                                     288                  (569)
Unrecognized prior service cost                                             38                    42
Unrecognized transition cost                                               (50)                  (58)
                                                                ---------------       --------------
Prepaid benefit cost                                            $          533        $          392
                                                                ==============        ==============

Components of net periodic benefit cost:
    Service cost                                                $          ---        $           52
    Interest cost                                                          255                   240
    Expected return on plan assets                                        (365)                 (326)
    Amortization of prior service cost                                     ---                   ---

    and transition obligation                                               (5)                   (6)
                                                                --------------        --------------
    Net periodic benefit cost                                   $         (115)       $          (40)
                                                                ==============        ==============

WEIGHTED-AVERAGE ASSUMPTIONS AS OF MAY 31:
                                                                     1999                  1998
    Discount rate                                                         7.25%                 7.25%
    Expected return on plan assets                                        9.00%                 9.00%



NOTE 7.    STOCK-BASED COMPENSATION PLANS

     At May 31, 1999, the Company had various stock-based compensation plans, which are described below. Grants under the Company's stock option plans are accounted for in accordance with Accounting Principles Board (APB) Opinion No. 25 and related Interpretations.

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

NON-EMPLOYEE DIRECTORS STOCK OPTIONS:
     Effective March 1, 1997, the Company adopted the 1997 Non-employee Directors Stock Option Plan. Under the terms of the plan, options to purchase 100,000 shares of the Company's common stock at fair market value at the date of grant may be granted to non-employee directors of the Company. Stock options are granted at the discretion of the Board of Directors, but in general practice have been granted as part of the annual retainer and regular meeting fees. Under this plan, stock options have a ten-year life and vest immediately.

STOCK BASED COMPENSATION:
     The Company accounts for stock option grants and awards under its stock based compensation plans using the intrinsic value based method. If compensation cost for stock option grants and awards had been determined based on fair value at the grant dates consistent with the method prescribed by SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income (loss) applicable to the common stock and income (loss) per common share would have been adjusted to the pro forma amounts indicated below as of May 31:

      The fair values of each grant are estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: four years expected life to vesting for employee stock options and non-employee director stock options vest immediately; stock volatility of 62% in 1999, 42% in 1998 and 86% in 1997; risk-free interest rate of 4.6% in 1999, 5.3%
in 1998 and 7.0% in 1997; and no dividends during the expected term. During the initial phase-in period, as required by SFAS No. 123, the pro forma amounts were determined based on stock option grants and awards since 1996. The pro forma amounts for compensation cost may not be indicative of the effects on net income
(loss) and net income (loss) per common share for future years.


         (in thousands)                       1999             1998             1997
                                            ---------        ---------       ---------
         Net income
           As reported                      $  3,225         $  2,980         $   578
           Pro forma                           3,210            2,964             293

         Net income (loss) applicable to common stock:
           As reported                      $  2,761         $  2,343         $    34
           Pro forma                           2,746            2,327            (251)

         Basic earnings per share:
           As reported                      $   0.80         $   0.75         $   0.01
           Pro forma                            0.80             0.75            (0.08)

         Diluted earnings per share:
           As reported                      $   0.74         $   0.69         $   0.01
           Pro forma                            0.74             0.69            (0.08)


     A summary of the status of the Company's stock option plans as of and for the years ended May 31, 1999, 1998 and 1997 is as follows:


                                                                                             Weighted Average
                                                                                  Shares      Exercise Price
                                                                              -------------------------------
         Outstanding 5/31/96                                                     151,600        $    3.65
                Granted                                                          195,000             2.06
                Exercised                                                              0             0.00
                Cancelled or expired                                             (58,600)            3.98
                                                                              ----------
         Outstanding 5/31/97                                                     288,000             2.52
                Granted                                                            8,775             2.72
                Exercised                                                         (3,000)            1.63
                Cancelled or expired                                             (21,300)            4.05
                                                                              ----------
         Outstanding 5/31/98                                                     272,475             2.41
                Granted                                                            6,553             4.21
                Exercised                                                        (11,250)            2.06
                Cancelled or expired                                              (3,000)            6.70
                                                                              ----------
         Outstanding 5/31/99                                                     264,778             2.42
                                                                              ==========



                                                           1999                  1998                   1997
                                                        -------------------------------------------------------
                                                                            Number of Options
                                                        -------------------------------------------------------
         Exercisable, end of year                          171,028                110,045                54,000
                                                        =======================================================
         Weighted-average fair value per option of
           options granted during the year                $   4.21               $   2.72              $   2.06
                                                        =======================================================



Other pertinent information related to the options outstanding at May 31, 1999 is as follows:


                                                       Options Outstanding                Options Exercisable
                                               ---------------------------------------------------------------------
                                                 Weighted-
                                                  Average             Weighted-                           Weighted-
                                                 Remaining             Average                            Average
                   Range of       Number        Contractual            Exercise         Number            Exercise
               Exercise Prices   Outstanding    Life (Years)            Price           Exercisable        Price
        ------------------------------------------------------------------------------------------------------------

           $2.00 To $2.06          188,750          8.0             $    2.01              95,000       $   2.01
                    $2.72            8,775          8.5                  2.72               8,775           2.72
                    $3.33           60,700          5.0                  3.33              60,700           3.33
                    $4.21            6,553          9.5                  4.21               6,553           4.21
                                ------------------------------------------------------------------------------------
                                   264,778          7.4             $    2.42             171,028       $   2.59
                                ====================================================================================


NON-EMPLOYEE DIRECTORS DEFERRED COMPENSATION PERFORMANCE UNIT PLAN:
     Effective January 1, 1997, the Company adopted a Deferred Compensation Performance Unit Plan to provide non-employee directors the opportunity to elect to defer all or a portion of their annual fees. Pursuant to this plan, 160,000 shares of common stock have been reserved. Compensation deferred is credited in awards of performance units, which are each equal to the value of one share of the Company's common stock at all times. Distributions are at the earlier of the date services as a director end, a change in control of the Company occurs, or the plan is terminated. Distributions are made in either a single sum cash payment equal to the number of performance units multiplied by the common stock value or in whole shares of the Company's common stock.

     The Deferred Compensation and Performance Unit Plan was terminated on October 31, 1998. In accordance with the terms of the Plan, 56,322 shares, which were previously earned by the directors, were issued in the year ended May 31, 1999.

NON-EMPLOYEE DIRECTORS STOCK PURCHASE PLAN:
     Effective November 1, 1998, the Company adopted a Stock Purchase Plan to facilitate stock ownership by all non-employee Directors of the Company and its subsidiaries. Pursuant to this plan, 100,000 shares of common stock have been reserved. Stock is granted at the discretion of the Board, but in general practice has been granted as part of the annual retainer and regular meeting fees. Grants are based upon the closing price of the Company's common stock on the date of the directors meetings and are immediately available to the participant. Under this plan, a director's rights terminate when a director ceases to serve as such.

EMPLOYEE STOCK TRUST:
     The Company has a grantor trust, established May 31, 1993, to which it is authorized to contribute up to 400,000 common shares. In January 1996, the Company issued an additional 50,000 shares to the Trust. The proceeds from the market sale of the shares over time, at expected appreciated values, will be used to fund various employee benefits. During the year ended May 31, 1997, 1,194 common shares were issued to fund other benefits. As of May 31, 1999 the Company held 4,529 shares in the trust.

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

     As of December 31, 1998, the carrying amount of the preferred stock was equal to the redemption amount of $4,706,000. During fiscal 1999, 90,660 shares of preferred stock were converted to 271,980 shares of the Company's common stock and 4,500 shares of preferred have been redeemed. At May 31, 1999 there were 266,840 shares of preferred stock remaining which are convertible into 800,520 shares of common stock or redeemable for $13 per share. The Company plans to finance the additional potential cash outflow, if any, through cash flow from operations and, if required, additional debt financing

NOTE 9.   EXPORT SALES

Export sales by geographical area for the years ended May 31 are as follows:


     (in thousands)                          1999                             1998                            1997
                                   AMOUNT            %*             Amount            %*            Amount            %*
                                 ----------------------------    -----------------------------    ----------------------------
     Canada                        $        317           1%        $       908            2%       $        847           2%
     Europe                               1,144           3%              1,059            2%              3,707          10%
     Far East                             1,084           2%              1,202            3%              1,531           4%
     Australia                              723           2%                635            1%              1,066           3%
     Central/South America                1,544           3%              2,409            5%              1,414           4%
     Other                                  924           2%                693            2%                553           2%
                                   ------------      ------         -----------                     ------------
                                   $      5,736          13%        $     6,906           15%       $      9,118          25%
                                   ============      ======         ===========       ======        ============      ======


     *  Percent to net sales

NOTE 10.   LITIGATION AND CONTINGENT LIABILITIES

SETTLEMENT AGREEMENT AND SUBSEQUENT EVENT:
     In January 1992 the Company and its Lockformer subsidiary reached a Settlement Agreement to settle lawsuits filed against the companies by Construction Technologies, Inc. ("CTI"). The suits alleged patent infringement, among other things, against Lockformer's Vulcan cutting system. Under the terms of the Settlement Agreement, Lockformer agreed to pay CTI $7.3 million (discounted at 11%) over a 15-year period in amounts of $675,000 annually through January 2005 with a final payment of $175,000 due January 27, 2006. In accordance with the Settlement Agreement, Lockformer has the right to prepay at any time. In return for the settlement, CTI granted Lockformer a royalty-bearing license. Based on net sales, royalties are paid by the Company under the license and are included in cost of goods sold.

     In accordance with the Settlement Agreement, Lockformer was required to prepay amounts on the settlement if their annual adjusted pre-tax profits reached certain levels. Due to the improved operating results of Lockformer, the scheduled future payment obligations under the litigation settlement were revised by management during fiscal 1999 to reflect the anticipated timing of the expected payments. This expense of $523,000 is included in other expenses.

     On July 19, 1999, Lockformer exercised its right to prepay the Settlement Agreement for $3,521,000. As part of the prepayment, the Company was required to prepay an unrelated suppliers obligation, which it had guaranteed under the Settlement Agreement, of $400,000. The Company obtained a $400,000 note receivable from this supplier.

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

NOTE 11.  EARNINGS PER SHARE
     Basic and diluted earnings per share are calculated as follows for the years ended May 31:


              (In thousands, except per share data)                1999              1998              1997
                                                                -----------       ----------        ----------
         Basic earnings per share:
              Net income available to common
                  stockholders - basic                          $    2,761        $    2,343        $       34
                                                                ==========        ==========        ==========
              Weighted average shares
                  outstanding - basic                                3,434             3,122             3,132
                                                                ==========        ==========        ==========
              Basic earnings per share                          $     0.80        $     0.75        $     0.01
                                                                ==========        ==========        ==========

         Diluted earnings per share:
              Net income available to common
                  stockholders - basic                          $    2,761        $    2,343        $       34
              Effect of preferred stock dividends
                  and accretion                                        464               637                 0
                                                                ----------        ----------        ----------
              Net income available to common
                  stockholders - diluted                             3,225             2,980                34
                                                                ==========        ==========        ==========

              Weighted average shares outstanding-basic              3,434             3,122             3,132

              Effect of dilutive securities:
                  Stock options granted                                107                87                13
                  Convertible preferred stock                          801             1,086                 0
                                                                ----------        ----------        ----------
              Weighted average shares
                  outstanding - diluted                              4,342             4,295             3,145
                                                                ==========        ==========        ==========

              Diluted earnings per share                        $     0.74        $     0.69        $     0.01
                                                                ==========        ==========        ==========

         Number of antidilutive shares excluded
              from the calculation above:
                  Options                                                7               111               117
                                                                ==========        ==========        ==========
                  Redeemable preferred stock                           ---               ---             1,086
                                                                ==========        ==========        ==========


NOTE 12.  SUPPLEMENTAL CASH FLOW DATA

     Supplemental cash flow data for the year ended May 31 is as follows:


         (in thousands)                      1999                   1998                 1997
                                        ---------             ----------           ----------
         Cash payment for:
              Interest                  $     888             $    1,052           $    1,667
              Income tax                $     186             $       40           $        0


     Supplemental data of noncash operating, investing and financing activities is as follows:

     During the year ended May 31, 1999, 90,660 shares of preferred stock were converted to 271,980 shares of the Company's common stock. This resulted in a reclassification of $1,179,000 from preferred stock to stockholders' equity.

     During the years ended May 31, 1999, 1998 and 1997, the Company's foreign currency translation adjustments increased (decreased) stockholders' equity by ($65,000), ($15,000) and ($174,000) respectively.

     During the years ended May 31, 1999, 1998 and 1997, the Company accreted its preferred stock by $250,000, $420,000 and $327,000, respectively.

NOTE 13.  RELATED PARTY TRANSACTIONS

     In January 1999 the Company reacquired a parcel of land that is adjacent to the Lockformer subsidiary. The land was previously sold in fiscal year 1997 to a director of the Company for $1.0 million and was reacquired for $1,154,000. The original Real Estate Sales Contract Agreement contained an environmental indemnification clause to allow for the Company to reacquire the land in certain circumstances. A remediation plan, which is being funded by proceeds of a settlement with a third party, is currently being implemented. The Company plans to market the land after the remediation has been satisfactorily completed.

CORPORATE INFORMATION



BOARD OF DIRECTORS


RAYMOND H. BLAKEMAN                                E. KEITH MOORE
Met-Coil Systems Corporation                       President, Hurco International Inc., a
                                                   subsidiary of Hurco Companies, Inc.
JAMES D. HEITT
President and Chief Operating Officer,             GARY M. NEAL
Met-Coil Systems Corporation                       President and Chief Executive Officer,
                                                   Watlow Electric Manufacturing Co.
ROY J. CARVER, JR.
Chairman, Carver Pump Co.                          DR. MICHAEL J. NONNENMANN
                                                   President, Michael J. Nonnenmann
                                                   DDS, MS, LTD Orthodontic


EXECUTIVE OFFICERS

RAYMOND H. BLAKEMAN                                JOHN J. TOBEN
Chairman of the Board                              Vice President International

JAMES D. HEITT                                     CARROLL J. REASONER
President and Chief Operating Officer              Secretary

RANDALL J. STODOLA                                 TAMMY A. HUBACEK
Vice President and Corporate Controller            Treasurer and Assistant Secretary


PRICE RANGE OF COMMON SHARES:
     Met-Coil's common stock is quoted on the NASDAQ Small Cap Market System. The range of high and low bid prices for the common stock, as reported by the Dow Jones Historical Stock Quote Reporter Service, are shown below. Prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                    BID PRICES
                                                 HIGH              LOW
         FISCAL 1999
         Fourth Quarter    ...............      $ 5.38           $ 2.75
         Third Quarter     ...............        5.50             3.56
         Second Quarter    ...............        5.75             3.63
         First Quarter     ...............        4.00             3.25



         FISCAL 1998
         Fourth Quarter    ...............      $ 3.43            $3.06
         Third Quarter     ...............        3.37             2.75
         Second Quarter    ...............        3.31             3.00
         First Quarter     ...............        3.62             2.00


     As of August 17, 1998, there were approximately 1,500 stockholders of record of Met-Coil Common Stock, par value $0.01 per share, excluding approximately 236 employees with vested rights in the Company's ESOP (some of whom otherwise hold shares in the Company).

     See Note 4 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for discussions regarding dividend restrictions.

SHAREHOLDER INFORMATION

ANNUAL MEETING
The annual meeting of Met-Coil Systems Corporation shareholders will be held at 10:00 a.m. Tuesday, October 6, 1999 at the Crowne Plaza in Cedar Rapids, Iowa. Proxy materials and a formal notice of the meeting will be sent to shareholders beforehand.

STOCK EXCHANGE/SYMBOL
Met-Coil's stock is traded on the NASDAQ Small Cap Market System under the symbol METS.

WORLD WIDE WEB ADDRESS - http://www.metcoil.com

FORM 10-K REPORT
Copies of Met-Coil's Form 10-K report, as filed with the Securities and Exchange Commission, are available to shareholders without charge upon written request to:
Investor Relations
Met-Coil Systems Corporation
5486 6th Street SW
Cedar Rapids, IA 52404

GENERAL COUNSEL
Shuttleworth & Ingersoll
Cedar Rapids, IA

INDEPENDENT AUDITORS
McGladrey & Pullen, LLP
Cedar Rapids, IA

TRANSFER AGENT AND REGISTRAR
Harris Trust & Savings Bank
311 W. Monroe Street
P.O. Box 755
Chicago, IL 60690

                                INDEX TO EXHIBITS
                      FORM 10-K FOR YEAR ENDED MAY 31, 1999

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

    4.1 Article IV of the Registrant's Restated Certificate of Incorporation (included in Exhibit 3.2 above).

    4.2 The Registrant's $15 million Senior Notes due 2001, dated October 1, 1988--incorporated by reference to Exhibit 4.2 of the Registrant's Annual Report of Form 10-K for the fiscal year ended May 31, 1990.

    10.3 The Lockformer Company Employees Retirement Plan (as amended and restated effective as of August 1, 1989). (1)

    10.4 Met-Coil Systems Corporation Employee Stock Ownership Plan and Trust--incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed with the Commission on October 21, 1985 (Registration No. 2-99971).

    10.7 Agreement, dated January 12, 1998, between The Lockformer Company and District Lodge No. 8, International Association of Machinists and Aerospace Workers. (2)

    10.8 Agreement, dated June 1, 1998, between Iowa Precision Industries, Inc. and Local Union 263, Sheet Metal Workers International Association. (2)

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

    10.32        The Registrant's 1993 Employee Stock Option Plan. (1)

    10.39 The Lockformer Company Employees Pension Plan as amended and restated effective June 28,1987. (2)

    10.40 Amended and Restated Note Agreement dated April 18, 1996 by and between Met-Coil Systems Corporation, Iowa Precision Industries, The Lockformer Company, Principal Mutual Life Insurance Company, and Modern Woodmen of America -incorporated by reference to Registrant's current report on Form 8-K dated April 18, 1996 (as filed with the Commission on April 29,
                 1996).

   *10.43 Loan and Security Agreement among Met-Coil Systems Corporation, Iowa Precision Industries, Inc., The Lockformer Company and American National Bank and Trust Company of Chicago.

   *10.44        Met-Coil Systems 1999 Non-Employee Directors Stock Purchase
                 Plan.

     21       Subsidiaries of the Registrant

     23       Consents of Experts

     27       Financial Data Schedule

     99       Press Release dated August 16, 1999

    (1) Exhibit is incorporated by reference to similarly numbered exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

    (2) Exhibit is incorporated by reference to similarly numbered exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

    * Exhibit filed with this Form 10-K but not included herein. Available upon request.