Form 10-Q
period 1999-08-31
MET COIL SYSTEMS CORP
filed 1999-10-04
CIK 745469

                                        INDEX TO EXHIBITS  - PAGE 15 OF 18

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  ---------
                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        AUGUST 31, 1999
                                   -------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                   -----------------  ------------------

                       Commission file number     0-14057
                                                 ---------



                               [MET-COIL LOGO]


                          MET-COIL SYSTEMS CORPORATION
            -------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


     DELAWARE                                                   42-1027215
     -------------------------------------------        ------------------

     (State or Other Jurisdiction of Incorporation)  (I.R.S. Employer No.)


     5486 SIXTH STREET SW,  CEDAR RAPIDS,  IA                        52404
     ----------------------------------------                   ----------
     (Address of Principal Executive Offices)                   (Zip Code)


Registrant's telephone number, including area code:    319-363-6566

                                 NOT APPLICABLE
     ----------------------------------------------------------------------
     (Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes     X         No
                                                      -----           ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 1, 1999, there were 3,692,043 shares of common stock, par value .01 per share, outstanding.

                         MET-COIL SYSTEMS CORPORATION

                                    INDEX


PART I. FINANCIAL INFORMATION
                                                                            PAGE
  ITEM 1. FINANCIAL STATEMENTS                                              ----


     Consolidated Condensed Balance Sheets, August 31, 1999
     (Unaudited) and May 31, 1999 .........................................   3

     Unaudited Consolidated Condensed Statements of Income,
     Three Months Ended August 31, 1999 and 1998 ..........................   4

     Unaudited Consolidated Condensed Statements of Comprehensive Income,
     Three Months Ended August 31, 1999 and 1998 ..........................   5

     Unaudited Consolidated Condensed Statements of Cash Flows,
     Three Months Ended August 31, 1999 and 1998 ..........................   6

     Notes to Consolidated Condensed Financial Statements  (Unaudited) ....   7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS .............................  11

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......  13

PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS ...............................................  13

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS .......................  13

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES .................................  13

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............  13

  ITEM 5. OTHER INFORMATION ...............................................  13

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................................  13

INDEX TO EXHIBITS .........................................................  16

  Exhibit 27  - Financial Data Schedule ...................................  17

  Exhibit 99  - Press Release Dated October 4, 1999 .......................  18

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MET-COIL SYSTEMS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands, except shares)                                              August 31, 1999                May 31, 1999
                                                                              (Unaudited)                    (Note)
--------------------------------------------------------------------------------------------------------------------
Current assets
   Cash                                                                        $      168                  $     516
   Trade receivables, net                                                           5,948                      5,767
   Inventories                                                                     11,013                      9,545
   Prepaid expenses and other                                                         694                        946
   Deferred income taxes                                                            1,593                      2,139
--------------------------------------------------------------------------------------------------------------------
   Total current assets                                                            19,416                     18,913

Property and equipment, net                                                         4,034                      4,057
Property held for sale                                                              1,154                      1,154
Investments, notes receivable and other assets                                        614                        225
Intangibles, net                                                                    1,480                      1,517
Deferred income taxes                                                                 256                        256
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $   26,954                  $  26,122
====================================================================================================================

Current liabilities
   Revolving line of credit                                                    $    1,546                  $   1,211
   Current maturities of long-term debt                                               522                        589
   Accounts payable and accrued liabilities                                         4,613                      4,180
   Customer deposits                                                                4,139                      4,557
--------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                       10,820                     10,537

Long-term debt                                                                      5,608                      6,038
Other                                                                                 713                        691
Preferred stock, convertible and redeemable at $13 per share                        3,417                      3,469
Stockholders' equity
Common stock, $.01 par value, authorized 10,000,000 shares;                            37                         37
August 31, 1999 issued 3,692,043; May 31, 1999 issued 3,681,873
Additional paid-in capital                                                         18,264                     18,225
Accumulated deficit                                                               (11,651)                   (12,621)
Other comprehensive income, foreign currency
   translation adjustment                                                               0                          0
Common stock in treasury, at cost                                                    (254)                      (254)
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                                6,396                      5,387
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $   26,954                  $  26,122
====================================================================================================================

Note: Condensed from audited financial statements

See Notes to Consolidated Condensed Financial Statements

                                                                    PAGE 4 OF 18
MET-COIL SYSTEMS CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)

                                                                         Three Months Ended
                                                                             August 31,
                                                                    1999                   1998
--------------------------------------------------------------------------------------------------
Net revenues                                                    $     12,778         $      10,405
Cost of goods sold                                                     9,079                 7,760
--------------------------------------------------------------------------------------------------
Gross profit                                                           3,699                 2,645
Operating expenses                                                     1,951                 1,679
--------------------------------------------------------------------------------------------------
Operating income                                                       1,748                   966
Interest expense, net                                                    137                   293
Other expense, net                                                        95                    71
--------------------------------------------------------------------------------------------------
Income before income taxes                                             1,516                   602
Income tax credits (expense), net                                      (546)                   265
--------------------------------------------------------------------------------------------------
Net income                                                      $        970         $         867
Preferred stock dividends and accretion                               - - -                    160
--------------------------------------------------------------------------------------------------
Net income applicable to common stock                           $        970         $         707
==================================================================================================

Earnings per common share:
     Basic                                                      $       0.27         $        0.23
     Diluted                                                    $       0.21         $        0.21
Weighted average common shares:
     Basic                                                             3,608                 3,117
     Diluted                                                           4,532                 4,226

See Notes to Consolidated Condensed Financial Statements

MET-COIL SYSTEMS CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)




                                                    Three Months Ended
                                                         August 31,
                                                1999                    1998
---------------------------------------------------------------------------------
Net income                                  $        970             $       867
Other comprehensive income, net of tax:
Foreign currency translation adjustment            - - -                     (10)
---------------------------------------------------------------------------------
Comprehensive income                        $        970             $       857
=================================================================================


See Notes to Consolidated Condensed Financial Statements

MET-COIL SYSTEMS CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)



                                                                                             Three Months Ended
                                                                                                   August 31,
                                                                                          1999                  1998
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $           970       $          867
Adjustments to reconcile net income to net cash flows from operating activities:

     Depreciation                                                                              276                  259
     Amortization of intangibles and deferred finance charges                                   99                  164
     Accretion of discount on debt                                                           - - -                   92
     Undistributed loss of affiliate                                                         - - -                  109
     Deferred income taxes                                                                     546                 (341)
-------------------------------------------------------------------------------------------------------------------------
                                                                                             1,891                1,150
     Changes in assets and liabilities:
         Trade receivables                                                                    (181)              (2,286)
         Inventories                                                                        (1,468)              (1,330)
         Investments, prepaid expenses and other assets                                        263                  201
         Accounts payable, accrued liabilities and other liabilities                           455                1,592
         Customer deposits                                                                    (418)                 736
-------------------------------------------------------------------------------------------------------------------------
     Net cash flows from operating activities                                                  542                   63
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                                       (253)                (375)
     Investments, notes receivable and other assets                                           (400)
-------------------------------------------------------------------------------------------------------------------------
     Net cash flows from investing activities                                                 (653)                (375)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings under revolving line of credit                                             335                1,307
     Repayments of long-term debt                                                           (6,714)                (704)
     Proceeds from issuance of long-term debt                                                6,217                - - -
     Deferred finance charges                                                                  (62)               - - -
     Redemption of preferred stock                                                             (13)               - - -
     Issuance of common stock                                                                - - -                    1
-------------------------------------------------------------------------------------------------------------------------
     Net cash flows from financing activities                                                 (237)                 604
-------------------------------------------------------------------------------------------------------------------------

CASH
     Increase (decrease)                                                                      (348)                 292
     Beginning balance                                                                         516                   24
-------------------------------------------------------------------------------------------------------------------------
     Ending balance                                                                 $          168       $          316
=========================================================================================================================

See Notes to Consolidated Condensed Financial Statements

                         MET-COIL SYSTEMS CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1.    PRESENTATION OF FINANCIAL INFORMATION

                The unaudited consolidated condensed financial statements have been prepared by the Company in accordance with the instructions for Securities and Exchange Commission's Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The unaudited consolidated condensed financial statements include the accounts of the Company and its subsidiaries. All material intercompany items and transactions have been eliminated in the consolidation. In the preparation of the unaudited amounts, all adjustments (consisting solely of normal recurring adjustments) have been made which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. It is suggested that the unaudited consolidated condensed financial statements contained herein be read in conjunction with the consolidated statements and notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 1999.

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

                         MET-COIL SYSTEMS CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED), CONTINUED


NOTE 2. INVENTORIES

                The composition of the inventories, using the FIFO method, which approximates replacement cost, is as follows:



           (in thousands)                   August 31,       May  31,
                                              1999            1999
                                           ------------    -----------
           Raw materials and parts         $      6,922    $     6,283
           Work in process                        4,793          3,926
           Finished goods and supplies              167            205
                                           ------------    -----------
                                                 11,882         10,414
           Reduction to LIFO basis                (869)          (869)
                                           ------------    -----------
                                           $     11,013    $     9,545
                                           ============    ===========

NOTE 3. DEBT

        Revolving Line of Credit:
             On July 19, 1999, the Company entered into a new revolving credit agreement with a bank under which it may borrow up to $5,500,000. Borrowings are limited to a borrowing base formula (which includes certain percentages of eligible trade receivables and inventories) and bear interest at the Lender's Corporate Base Rate minus 0.25% (8.00% at August 31, 1999). The revolving loan facility expires in July 2000. Outstanding borrowings under the facility as of August 31, 1999 were $1,546,000.

        Long-Term Debt:
             In connection with the new revolving loan facility discussed above, the Company also obtained new term loan facilities. The Company's total credit facility with the new lender is $12.2 million. The Company borrowed $6,986,000 in total. The proceeds of the new revolving loan and term loans were used to payoff the senior notes, the remainder of an obligation under a litigation settlement and the previous revolving line of credit debt. The Company exercised its right to prepay the litigation settlement. As part of the prepayment, the Company also prepaid an unrelated supplier's obligation, which it had guaranteed under the settlement, of $400,000. The Company obtained a $400,000 note receivable from this supplier.

             At August 31, 1999 the Company had $6.1 million of term notes with the bank. The term notes mature in July 2004. The notes are due in monthly principal payments of $43,536 plus interest at 8.85%. The Company has the right to prepay the long-term debt at any time from operating cash flow.

                         MET-COIL SYSTEMS CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED), CONTINUED


                For additional information concerning the Company's loan agreements and accompanying terms and restrictions see Note 4 to Financial Statements in the Company's Annual Report on Form 10-K for the year ended May 31, 1999 herein incorporated by reference thereto.

NOTE 4.    SUPPLEMENTAL CASH FLOW DATA

                                               Three Months Ended
                                                  August 31,
                                             1999            1998
                                          ---------       ---------
                (In thousands)
             CASH PAYMENT FOR:
                        Interest          $     119       $     164
                        Income tax        $       0       $       0

Supplemental data of noncash operating, investing and financing activities is as follows:

     During the three months ended August 31, 1999, 3,000 shares of preferred were converted to 9,000 shares of the Company's common stock. This resulted in a reclassification of $39,000 from preferred stock to stockholders' equity.

                         MET-COIL SYSTEMS CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED), CONTINUED


NOTE 5.   EARNINGS PER SHARE
     Basic and diluted earnings per share are calculated as follows:




                                                                          Three Months Ended
                                                                               August 31,
                                                                          1999                 1998
                                                                       -------              -------
Basic earnings per share:
    Net income available to common
        stockholders - basic                                              $970                 $707
                                                                       =======              =======
    Weighted average shares
        outstanding - basic                                              3,609                3,117
                                                                       =======              =======
    Basic earnings per share                                             $0.27                $0.23
                                                                       =======              =======
Diluted earnings per share:
    Net income available to common
        stockholders - basic                                              $970                 $707
    Effect of preferred stock dividends
        and accretion                                                        0                  160
                                                                       -------              -------
    Net income available to common
        stockholders - diluted                                            $970                 $867
                                                                       =======              =======

    Weighted avg. shares outstanding-basic                               3,608                3,117
    Effect of dilutive securities:
        Stock options granted                                              135                   23
        Convertible preferred stock                                        789                1,086
                                                                       -------              -------
    Weighted average shares
        outstanding - diluted                                            4,532                4,226
                                                                       =======              =======

    Diluted earnings per share                                           $0.21                $0.21
                                                                       =======              =======
    Number of antidilutive shares excluded from calculation above:
        Options                                                          - - -                    3
                                                                       =======              =======
        Redeemable preferred stock                                       - - -                - - -
                                                                       =======              =======


                          MET-COIL SYSTEMS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and the other statements in this report which are not historical facts may be forward-looking statements. These forward-looking statements involve risks and uncertainties which may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things, the effect of economic conditions, the impact of competition, availability and costs of inventory, the rate of technology change, the availability of capital, supply constraints or difficulties, the effect of the Company's accounting policies, the effect of regulatory and legal developments, and other risks.


        FIRST QUARTER FISCAL 2000 COMPARED TO FIRST QUARTER FISCAL 1999

     Revenues for the first quarter of fiscal 2000 were $12.8 million compared to $10.4 million in the first quarter of fiscal 1999. Gross margin for the quarter was 28.9%, compared to 25.4% for the first quarter of last year. High gross margin was generated in the first quarter due to shipment of several custom-engineered orders.

     Income before taxes for the first quarter was $1.5 million compared to $602,000 for the first quarter of fiscal 1999. Net income for the first quarter was $970,000 after tax expense, or $.21 diluted earnings per share. Last year the Company reported first quarter net income of $867,000, or $.21 diluted earnings per share, which included tax credits of $265,000. Interest expense for the quarter fell 53% from $293,000 for the prior year period to $137,000 due to reduced levels of debt and lower interest rates under the Company's new credit facility.

     The Company's order backlog at August 31, 1999 was $18.8 million, compared to $18.1 million last year.

                        LIQUIDITY AND CAPITAL RESOURCES

Financial Review, Cash Flows and Commitments:
     At August 31, 1999, current assets exceeded current liabilities by $8.6 million and the Company had approximately $4.0 million available under its revolving credit facility.

     In September 1999 all scheduled dividends were paid on the Company's preferred stock. The Company continues to omit quarterly common stock dividends due to loan covenant restrictions, which prohibit the payment of common stock dividends. It is uncertain when, and if, the Company will pay common stock dividends in the future.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     The Company's preferred stock is convertible into three shares of common stock at any time at the option of the holder and became redeemable after December 31, 1998. In accordance with the Preferred Stock Agreement, either the Company or the holder of the Company's preferred stock may redeem the stock at a redemption price of $13 per share, plus any accumulated unpaid dividends.

     In September 1999 the Company notified holders of the preferred stock of its intent to exercise its option to redeem all outstanding shares of Preferred Stock effective as of November 17, 1999, at a redemption price of $13 per share. Prior to November 17, 1999 holders of the preferred stock have the right to convert each share of preferred stock into three shares of the Company's common stock by notifying the Company in writing. The Company plans to finance the potential cash outflow, if any, caused by redemption through cash flow from operations and its revolving credit facility. At August 31, 1999 there were 262,840 shares of preferred stock outstanding.

     The Company was in compliance with all debt covenants contained in its note agreements as of August 31, 1999. Management of the Company believes that amounts available from operating cash flows, funds available under its revolving credit facility and the Company's borrowing capacity will be sufficient to meet its expected cash needs and capital expenditures for the fiscal year.

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

     The Company has identified three major areas determined to be critical for successful year 2000 compliance: (1) financial and information system applications; (2) manufacturing applications; and (3) third-party relationships. In the financial and information systems applications and manufacturing applications, the Company is not aware of any Year 2000 Issues and expects to be compliant by the end of 1999. Products manufactured by the Company do not involve date-sensitive applications. In the third party area, the Company has contacted most of its major third parties, such as suppliers and customers.
Most of these parties state that they intend to be Year 2000 compliant by the year 2000.

     The Company has assessed the risk of noncompliance and anticipates that past and future expenditures to ensure that its computer systems are Year 2000 compliant, including review of contingency plans by an independent consultant, will not exceed $75,000.

     In the event that the Company and material third parties such as suppliers and/or customers fail to become Year 2000 compliant, a likely worst-case scenario could bring about possible system failure or other interruption of operations such as an inability to process transactions or engage in normal business activities for a short time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     The Company is establishing contingency plans to address the consequences of possible failure and will conduct an orderly shutdown or scale back of operations if a loss of certain services is experienced. This is essentially the same process currently used for non- Year 2000 system failures that could occur.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is subject to market risk exposure related to changes in interest rates on its revolving line of credit facility. Interest on borrowings under this agreement accrues at a variable rate at the Lender's Corporate Base Rate minus 0.25% (8.00% at August 31, 1999). Due to the limited borrowings under this agreement, interest rate risk exposure, assuming a ten percent increase from the average variable rate, would be less than $25,000 per year.

                          MET-COIL SYSTEMS CORPORATION

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - See Legal Proceedings as included in the Company's
         Annual Report on Form 10-K for the year ended May 31, 1999.

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


     Date: October 4, 1999

                                                Randall J. Stodola /s/
                                            ---------------------------------

                                            Met-Coil Systems Corporation
                                            Randall J. Stodola
                                            Vice President, Controller and
                                            Chief Accounting Officer

                          MET-COIL SYSTEMS CORPORATION

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                                PAGE
-----------                                                                ----

3.1  Restated Certificate of Incorporation of the Registrant, as
     amended -- incorporated by reference to Exhibit 3.2 of the
     Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1987 ..................................................

3.2  Amended and Restated Bylaws of the Registrant --
     incorporated by reference to Exhibit 3.4 of the Registrant's
     Quarterly Report on Form 10-Q for the quarter ended
     November 30, 1987 ........................................................

4    Private Placement Offering of convertible preferred stock dated
     December 24, 1993 -- incorporated by reference to
     Form 8-K filed May 27, 1994 ..............................................

     Private Placement Offering of convertible preferred stock dated
     November 28, 1994 -- incorporated by reference to
     Form 8-K filed March 10, 1995 ............................................

10 Material contracts -- incorporated by reference to Form 10-K filed August 30, 1999

21 Subsidiaries of the Registrant -- incorporated by reference to Form 10-K filed August 30, 1999


27   Financial Data Schedule ............................................... 17

99   Press Release dated October 4, 1999 ................................... 18