Form 10-Q
period 1999-11-30
MET COIL SYSTEMS CORP
filed 2000-01-13
CIK 745469

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

      For the quarterly period ended     NOVEMBER 30, 1999
                                     ------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                      -----------     ----------

                         Commission file number  0-14057
                                                ----------

[GRAPHIC OMITTED]





                          MET-COIL SYSTEMS CORPORATION
--------------------------------------------------------------------------------

             (Exact Name of Registrant as Specified in Its Charter)

         DELAWARE                                                42-1027215
                                                           ---------------------
(State or Other Jurisdiction of Incorporation)             (I.R.S. Employer No.)

 5486 SIXTH STREET SW,  CEDAR RAPIDS,  IA                         52404
                                                           ---------------------
(Address of Principal Executive Offices)                              (Zip Code)

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
                                                           Yes X  No
                                                              ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of January 7, 2000 there were 4,382,939 shares of common stock, par value .01 per share.

                          MET-COIL SYSTEMS CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION
                                                                            PAGE
 ITEM 1. FINANCIAL STATEMENTS                                               ----

     Consolidated Condensed Balance Sheets, November 30, 1999
     (Unaudited) and May 31, 1999..............................................3

     Unaudited Consolidated Condensed Statements of Income,
     Three Months and Six Months Ended November 30, 1999 and 1998..............4

     Unaudited Consolidated Condensed Statements of Comprehensive Income,
     Three Months and Six Months Ended November 30, 1999 and 1998..............5

     Unaudited Consolidated Condensed Statements of Cash Flows,
     Six Months Ended November 30, 1999 and 1998...............................6

     Notes to Consolidated Condensed Financial Statements (Unaudited)..........7

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ................................11

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........12

PART II. OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS....................................................14

 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS............................14

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................... 14

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................14

 ITEM 5. OTHER INFORMATION....................................................14

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................14

INDEX TO EXHIBITS.............................................................16

Exhibit 27  - Financial Statement Schedule....................................17

Exhibit 99  - Press Release Dated January 12, 1999............................18

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MET-COIL SYSTEMS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except shares)                                      November 30, 1999       May 31, 1999
                                                                      (Unaudited)             (Note)
--------------------------------------------------------------------------------------------------------
Current assets
     Cash                                                          $        613            $         516
     Trade receivables, net                                               5,113                    5,767
     Inventories                                                          9,750                    9,545
     Prepaid expenses and other                                             924                      946
     Deferred income taxes                                                1,254                    2,139
--------------------------------------------------------------------------------------------------------
     Total current assets                                                17,654                   18,913

Property and equipment, net                                               4,189                    4,057
      Property held for sale                                              1,154                    1,154
      Investments and other assets                                          640                      225
      Intangibles, net                                                    1,414                    1,517
      Deferred income taxes                                                 218                      256
--------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $     25,269            $      26,122
========================================================================================================

Current liabilities
    Revolving line of credit                                       $        904            $       1,211
    Current maturities of long-term debt                                    522                      589
    Accounts payable and accrued liabilities                              4,289                    4,180
    Customer deposits                                                     3,097                    4,557
--------------------------------------------------------------------------------------------------------
Total current liabilities                                                 8,812                   10,537

Long-term debt                                                            5,477                    6,038
Other                                                                       773                      691

Preferred stock, convertible and redeemable at $13 per share                  0                    3,469

Stockholders' equity:
Common stock, $.01 par value, authorized 10,000,000 shares;                  45                       37
November 30, 1999 issued 4,382,939; May 31, 1999 issued
3,681,873
Additional paid-in capital                                               21,590                   18,225
Accumulated deficit                                                     (11,174)                 (12,621)
Common stock in treasury, at cost                                          (254)                    (254)
--------------------------------------------------------------------------------------------------------
Stockholders' equity                                                     10,207                    5,387
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $     25,269            $      26,122
========================================================================================================

Note: Condensed from audited financial statements
See Notes to Consolidated Condensed Financial Statements

MET-COIL SYSTEMS CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)

                                                      Three Months Ended                       Six Months Ended
                                                         November  30,                           November  30,
                                                     1999             1998                    1999            1998
===================================================================================================================
Net revenues                                  $    13,095     $     11,636             $    25,873     $    22,041

Cost of goods sold                                 10,260            9,008                  19,339          16,768
-------------------------------------------------------------------------------------------------------------------
Gross profit                                        2,835            2,628                   6,534           5,273
Operating expenses                                  1,661            1,530                   3,612           3,209
-------------------------------------------------------------------------------------------------------------------

Operating income                                    1,174            1,098                   2,922           2,064

Interest expense, net                                 196              254                     333             547
Other expense, net                                     20               40                     115             111
-------------------------------------------------------------------------------------------------------------------

Income before income taxes                            958              804                   2,474           1,406
Income tax (expense) credits, net                    (339)             209                   (885)             474
-------------------------------------------------------------------------------------------------------------------
Net income                                    $       619     $      1,013             $     1,589     $     1,880

Preferred stock dividends and accretion                 0              160                       0             320
-------------------------------------------------------------------------------------------------------------------

Net income applicable to common stock         $       619     $        853             $     1,589     $     1,560
                                              =====================================================================

Earnings per common share:
      Basic                                   $      0.17     $       0.27             $      0.44     $      0.49
      Diluted                                 $      0.14     $       0.23             $      0.35     $      0.43

Weighted average common shares:
      Basic                                         3,723            3,153                   3,648           3,153
      Diluted                                       4,508            4,335                   4,506           4,335

See Notes to Consolidated Condensed Financial Statements

MET-COIL SYSTEMS CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
     (In thousands)

                                                       Three Months Ended                 Six Months Ended
                                                          November 30,                      November 30,
                                                      1999           1998               1999           1998
                                                  -----------    ------------       -----------    ------------
Net income                                        $       619    $      1,013       $     1,589    $      1,880
Other comprehensive income, net of tax:
     Foreign currency translation adjustment                0              10                 0              15
                                                  -----------    ------------       -----------    ------------
Comprehensive income                              $       619    $      1,023       $     1,589    $      1,895
                                                  ===========    ============       ===========    ============


See Notes to Consolidated Condensed Financial Statements

MET-COIL SYSTEMS CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                             Six Months Ended
                                                                                                November 30,
                                                                                          1999               1998
====================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $   1,589         $    1,880
Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation                                                                           347                468
    Amortization of intangibles and deferred finance charges                               189                222
    Accretion of discount on debt                                                            0                187
    Undistributed loss of affiliate                                                          0                230
    Deferred income taxes                                                                  923               (576)
--------------------------------------------------------------------------------------------------------------------
                                                                                         3,048              2,411
    Changes in assets and liabilities:
           Trade receivables                                                               654             (2,228)
           Inventories                                                                    (205)            (1,849)
           Investments, prepaid expenses and other assets                                    7                606
           Accounts payable, accrued liabilities and other liabilities                     191              1,282
           Customer deposits                                                            (1,460)             1,068
--------------------------------------------------------------------------------------------------------------------
    Net cash flows from operating activities                                             2,235              1,290
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                    (479)              (807)
    Investments, notes receivable and other assets                                        (400)                 0
--------------------------------------------------------------------------------------------------------------------
    Net cash flows from investing activities                                              (879)              (807)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings (repayments) under revolving line of credit                            (307)             1,001
    Repayments of long-term debt                                                        (6,845)            (1,128)
    Proceeds from issuance of long-term debt                                             6,217                  0
    Deferred finance charges                                                               (86)                 0
    Dividends on preferred stock                                                          (142)              (108)
    Redemption of preferred stock                                                         (169)                 0
    Issuance of common stock                                                                73                129
--------------------------------------------------------------------------------------------------------------------
    Net cash flows from financing activities                                            (1,259)              (106)
--------------------------------------------------------------------------------------------------------------------

CASH
    Increase                                                                                97                377
    Beginning balance                                                                      516                 24
--------------------------------------------------------------------------------------------------------------------

    Ending balance                                                                   $     613         $      401
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

        Recent Accounting Pronouncements:
             In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement must be adopted no later than May 31, 2002, although earlier application is permitted. The Company is currently evaluating the impact of adopting SFAS No. 133.

                          MET-COIL SYSTEMS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED), CONTINUED


NOTE 2. INVENTORIES

             The composition of the inventories, using the FIFO method, which approximates replacement cost, is as follows:

                  (in thousands)                    November 30,       May 31,
                                                       1999              1999
                                                   -------------     -----------
                  Raw materials and parts          $      7,220      $     6,283
                  Work in process                         3,281            3,926
                  Finished goods and supplies               118              205
                                                   -------------     -----------
                                                         10,619           10,414
                  Reduction to LIFO basis                   869              869
                                                   -------------     -----------
                                                   -------------     -----------
                                                   $      9,750      $     9,545
                                                   =============     ===========



NOTE 3. DEBT

        Revolving Line of Credit:
             At November 30, 1999 the Company had a revolving credit agreement with a bank under which it could borrow up to $5,500,000. Borrowings are limited to a borrowing base formula (calculated based on certain percentages of eligible trade receivables and inventories) and bear interest at the Lender's Corporate Base Rate minus 0.25% (8.25% at November 30, 1999). The revolving loan facility expires in July 2000. Outstanding borrowings under the facility as of November 30, 1999 were $904,000.

        Long-Term Debt:
             At November 30, 1999 the Company had $5,999,000 of term loan facilities with a bank. The term loans mature in July 2004. The notes are due in monthly payments of $43,536 plus interest at 8.85%. The Company has the right to prepay the term loan facilities at any time from operating cash flow.

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

                          MET-COIL SYSTEMS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED), CONTINUED

NOTE 4. SUPPLEMENTAL CASH FLOW DATA


                                                          Six Months Ended
                                                            November 30,
                                                      1999               1998
                                                   -----------        ----------
     Cash payment for:
           Interest                                $      333         $      285
           Income tax                              $        0         $       26
           Preferred stock accretion included
           with preferred stock dividends          $        0         $      210



        During the six months ended November 30, 1999, 253,840 shares of the Company's preferred stock were converted by shareholders to 761,520 shares of common stock. This resulted in a reclassification of $3,300,000 from preferred stock to stockholder's equity.

                          MET-COIL SYSTEMS CORPORATION
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED), CONTINUED

NOTE 5.  EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

                                                Three Months Ended                   Six Months Ended
(In thousands, except per share data)              November 30,                        November 30,
                                                 1999             1998                1999           1998
                                             --------       ----------           ---------     ----------
Basic earnings per share:
     Net income available to common
         stockholders - basic                    $619             $853              $1,589         $1,560
                                             ========       ==========           =========     ==========
     Weighted average shares
         outstanding - basic                    3,723            3,153               3,648          3,153
                                             ========       ==========           =========     ==========
     Basic earnings per share                   $0.17            $0.27               $0.44          $0.49
                                             ========       ==========           =========     ==========

Diluted earnings per share:
     Net income available to common
         stockholders - basic                    $619             $853              $1,589         $1,560
     Effect of preferred stock dividends
         and accretion                              0              160                   0            320
                                             --------       ----------           ---------     ----------
     Net income available to common
         stockholders - diluted                  $619           $1,013              $1,589         $1,880
                                             ========       ==========           =========     ==========


Weighted avg. shares outstanding-basic          3,723            3,153               3,648          3,153
     Effect of dilutive
     securities:
         Stock options granted                    141               96                 141             96
         Convertible preferred stock              644            1,086                 717          1,086
                                             --------       ----------           ---------     ----------
     Weighted average shares
         outstanding - diluted                  4,508            4,335               4,506          4,335
                                             ========       ==========           =========     ==========

     Diluted earnings per share                 $0.14            $0.23               $0.35          $0.43
                                             ========       ==========           =========     ==========

     Number of antidilutive shares excluded from calculation above:
         Options                                    0              120                   0            120
                                             ========       ==========           =========     ==========

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

        FISCAL 2000 - SECOND QUARTER AND SIX MONTH RESULTS OF OPERATIONS

        Revenues for the quarter ended November 30, 1999 increased 13% to $13.1 million from $11.6 million for the prior year period. For the first half of fiscal 2000 revenues were $25.9 million, an increase of 18% compared to revenues of $22 million for the first half of last year, due primarily to continued solid order entry for the Company's products.

        Income before taxes for the second quarter was $958,000, compared to $804,000 for the second quarter last year. Net income for the three months ended November 30, 1999 was $619,000 (after normal income tax expense this quarter of $339,000) or $.14 diluted earnings per share, compared to net income of $1.0 million (after including income tax credit for the same period last year of $209,000) or $.23 diluted earnings per share for second quarter of last year.

        Income before taxes for the six months ended November 30, 1999 was $2.5 million, up from $1.4 million last year due to continued improvements in cost of goods sold. Interest expense for the six months fell 39% from $547,000 for the prior year period to $333,000 due to reduced levels of debt and lower interest rates under the Company's new credit facility. Net income for the six months ended November 30, 1999 was $1.6 million (after normal income tax expense for the first six months of $885,000) or $.35 diluted earnings per share, compared to net income of $1.9 million (after including income tax credit for the same period last year of $474,000) or $.43 diluted earnings per share one year ago.

        Order backlog was $16.5 million at November 30, 1999, compared with the November 30, 1998 level of $15.6 million, which represents an increase of 6%.

                         LIQUIDITY AND CAPITAL RESOURCES
Financial Review, Cash Flows and Commitments:

        At November 30, 1999, current assets exceeded current liabilities by $8.8 million and the Company had approximately $4.6 million available to borrow under its revolving credit agreement. Cash flow from operations in the first half of fiscal 2000 was $2.2 million, compared to $1.3 million for the first half of fiscal 1999 due primarily to reduced interest expense and improved cash flows related to the Company's new loan facilities.

        In September 1999 all regularly scheduled dividends were paid on the Company's preferred stock. The Company has not paid quarterly common stock dividends due to loan covenants, which prohibit the payment of common stock dividends. It is uncertain when, and if, the Company will pay common stock dividends in the future.

        In September 1999 the Company notified its preferred shareholders of its intent to exercise its option to redeem all outstanding shares of Preferred Stock effective as of November 17, 1999, at a redemption price of $13 per share. As of November 17, 1999, the Company completed the redemption of 17,500 shares of preferred stock for cash. Certain holders of preferred stock exercised their right to convert each share of preferred stock into three shares of common stock resulting in the conversion of 344,500 shares of preferred stock into 1,033,500 shares of the Company's common stock. In conjunction therewith, all preferred stock dividends earned were paid in full. The Company has no further shares of preferred stock outstanding.

        The Company was in compliance with all debt covenants contained in its loan agreements as of November 30, 1999. Management of the Company believes that amounts available from operating cash flows, funds available under its revolving credit agreement and the Company's borrowing capacity will be sufficient to meet its expected cash needs and capital expenditures for the fiscal year.

Year 2000

        The Company has assessed and continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue is the result of computer programs which were written using two digits (rather than four) to define the application year. Date-sensitive software could fail to process critical financial and operational information correctly.

        The Company has identified three major areas determined to be critical for continued successful Year 2000 compliance: (1) financial and information system applications; (2) manufacturing applications; and (3) third-party relationships. Through January 12, 2000 the Company has experienced no known difficulty related to the Year 2000 issue.

        In the event that the Company and material third parties such as suppliers and/or customers experience Year 2000 issues, a likely worst-case scenario could bring about possible system failure or other interruption of operations such as an inability to process transactions or engage in normal business activities for a short time.

        The Company has established contingency plans to address the consequences of possible failure and will conduct an orderly shutdown or scale back of operations if a loss of certain services is experienced. This is essentially the same process currently used for non- Year 2000 system failures that could occur.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is subject to market risk exposure related to changes in interest rates on its revolving line of credit facility. Interest on borrowings under this agreement accrues at a variable rate at the Lender's corporate Base Rate minus 0.25% (8.25% at November 30, 1999). Due to the limited borrowings under this agreement, interest rate risk exposure, assuming a ten percent increase from the average variable rate, would be less than $25,000 per year.

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

ITEM 1. LEGAL PROCEEDINGS - See Legal Proceedings as included in the Company's Annual Report on Form 10-K for the year ended May 31, 1999.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's Annual Meeting of Stockholders on October 6, 1999 the following actions were voted on:

        1.   Board of Directors

             a.  All nominees for election were elected as follows:
                     JAMES D. HEITT
                 Shares in favor                  Shares against/withheld
                      3,373,157                          2,948
                     MICHAEL J. NONNENMANN
                 Shares in favor                  Shares against/withheld
                      3,373,157                          2,448

             b.  Continuing in office:
                 E. Keith Moore                     Roy J. Carver, Jr.
                 Raymond H. Blakeman                Gary M. Neal

        2. Ratification of appointment of McGladrey & Pullen, LLP as independent auditors
                 Shares in favor                    Shares against/withheld
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


Date: January 14, 2000                  Met-Coil Systems Corporation



                                        -------------------------------
                                        Randall J. Stodola
                                        Vice President, Controller and
                                        Chief Accounting Officer

                          MET-COIL SYSTEMS CORPORATION

                                INDEX TO EXHIBITS


EXHIBIT NO.                                                                 PAGE
----------                                                                  ----

3.1     Restated Certificate of Incorporation of the Registrant,
        as amended -- incorporated by reference to Exhibit 3.2 of
        the Registrant's Quarterly Report on Form 10-Q for the
        quarter ended November 30, 1987.........................................

3.2     Amended and Restated Bylaws of the Registrant --
        incorporated by reference to Exhibit 3.4 of the
        Registrant's Quarterly Report on Form 10-Q for the
        quarter ended November 30, 1987.........................................

10      Material contracts -- incorporated by reference to Form
        10-K filed August 30, 1999..............................................

21      Subsidiaries of the Registrant -- incorporated by
        reference to Form 10-K filed August 30, 1999............................

27      Financial Data Schedule...............................................16

99      Press Release dated January 12, 2000..................................17