Form 10-Q
period 2000-02-29
MET COIL SYSTEMS CORP
filed 2000-04-14
CIK 745469

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

         For the quarterly period ended FEBRUARY 29, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from                 to
                                        ----------------   ----------------

                         Commission file number     0-14057
                                                ----------------

                                 [MET-COIL LOGO]


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
                                                Yes     X         No
                                                     --------         --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 2000, there were 4,465,075 shares of common stock, par value .01 per share, outstanding.

                          MET-COIL SYSTEMS CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION

                                                                                                                   PAGE
                                                                                                                   ----
  ITEM 1.         FINANCIAL STATEMENTS
     Consolidated Condensed Balance Sheets, February 29, 2000
     (Unaudited) and May 31, 1999.....................................................................................3

     Unaudited Consolidated Condensed Statements of Income,
     Three Months and Nine Months Ended February 29, 2000 and February 28, 1999.......................................4

     Unaudited Consolidated Condensed Statements of Comprehensive Income,
     Three Months and Nine Months Ended February 29, 2000 and February 28, 1999.......................................5

     Unaudited Consolidated Condensed Statements of Cash Flows,
     Nine Months Ended February 29, 2000 and February 28, 1999........................................................6

     Notes to Consolidated Condensed Financial Statements  (Unaudited) ...............................................7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS ....................................................................11

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................................12

PART II. OTHER INFORMATION

  ITEM 1.     LEGAL PROCEEDINGS......................................................................................13

  ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................................13

  ITEM 3.     DEFAULTS UPON SENIOR SECURITIES........................................................................13

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................................................13

  ITEM 5.     OTHER INFORMATION......................................................................................13

  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.......................................................................13

  INDEX TO EXHIBITS..................................................................................................15

  Exhibit 27  - Financial Data Schedule .............................................................................16

  Exhibit 99  - Press Release Dated April 13, 2000 ..................................................................17

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MET-COIL SYSTEMS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except shares)                                            February 29, 2000                  May 31, 1999
                                                                             (Unaudited)                       (Note)
      ---------------------------------------------------------------------------------------------------------------------
      Current assets
           Cash                                                         $               111             $              516
           Trade receivables, net                                                     5,936                          5,767
           Inventories                                                               10,003                          9,545
           Prepaid expenses and other                                                 1,141                            946
           Deferred income taxes                                                      1,079                          2,139
      ---------------------------------------------------------------------------------------------------------------------
           Total current assets                                                      18,270                         18,913

      Property and equipment, net                                                     4,181                          4,057
      Property held for sale                                                          1,154                          1,154
      Investments, notes receivable and other assets                                    586                            225
      Intangibles, net                                                                1,342                          1,517
      Deferred income taxes                                                             286                            256
      =====================================================================================================================
      TOTAL ASSETS                                                      $            25,819             $           26,122
      =====================================================================================================================

      Current liabilities
           Revolving line of credit                                     $               936             $            1,211
           Current maturities of long-term debt                                         522                            589
           Accounts payable and accrued liabilities                                   4,271                          4,180
           Customer deposits                                                          3,542                          4,557
      ---------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                  9,271                         10,537

      Long-term debt                                                                  5,346                          6,038
      Other                                                                             651                            691

      Preferred stock, convertible and redeemable at $13 per share                        0                          3,469

      Stockholders' equity:
      Common stock, $.01 par value, authorized 10,000,000 shares;                        44                             37
      February 29, 2000 issued 4,384,368; May 31, 1999 issued 3,681,873
      Additional paid-in capital                                                     21,597                         18,225
      Accumulated deficit                                                          (10,836)                       (12,621)
      Common stock in treasury, at cost                                               (254)                          (254)
      ---------------------------------------------------------------------------------------------------------------------
      Stockholders' equity                                                           10,551                          5,387
      =====================================================================================================================
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $            25,819             $           26,122
      =====================================================================================================================

Note: Condensed from audited financial statements
See Notes to Consolidated Condensed Financial Statements

MET-COIL SYSTEMS CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)

                                                           Three Months Ended                       Nine Months Ended
                                                       Feb. 29,         Feb 28,                 Feb. 29,         Feb 28,
                                                         2000             1999                    2000            1999

       -------------------------------------------------------------------------------------------------------------------
       Net revenues                                  $    10,866     $     10,293             $    36,739     $    32,334

       Cost of goods sold                                  8,373            7,858                  27,712          24,626
       -------------------------------------------------------------------------------------------------------------------
       Gross profit                                        2,493            2,435                   9,027           7,708
       Operating expenses                                  1,730            1,475                   5,342           4,684
       -------------------------------------------------------------------------------------------------------------------

       Operating income                                      763              960                   3,685           3,024

       Interest expense, net                                 142              255                     475             802
       Other expense, net                                    108              182                     223             293
       -------------------------------------------------------------------------------------------------------------------


       Income before income taxes                            513              523                   2,987           1,929
       Income tax (expense) credits, net                   (175)              336                 (1,060)             810
       -------------------------------------------------------------------------------------------------------------------


       Net income                                    $       338     $        859             $     1,927     $     2,739

       Preferred stock dividends and accretion                 0               35                     142             355
       -------------------------------------------------------------------------------------------------------------------


       Net income applicable to common stock         $       338     $        824             $     1,785     $     2,384
       ===================================================================================================================

       Earnings per common share:
             Basic                                   $      0.08     $       0.24             $      0.46     $      0.71
             Diluted                                 $      0.07     $       0.19             $      0.43     $      0.62

       Weighted average common shares:
             Basic                                         4,379            3,431                   3,899           3,376
             Diluted                                       4,529            4,452                   4,522           4,397


See Notes to Consolidated Condensed Financial Statements

MET-COIL SYSTEMS CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
   (In thousands)

                                                          Three Months Ended                  Nine Months Ended
                                                         Feb. 29         Feb. 28           Feb. 29         Feb. 28
                                                           2000           1999               2000           1999
                                                         ---------      ----------         ---------      ----------
    Net income                                        $       338    $        859       $     1,927    $      2,739
    Other comprehensive income, net of tax:
         Foreign currency translation adjustment                0              25                 0              40
                                                         =========      ==========         =========      ==========
    Comprehensive income                              $       338    $        884       $     1,927    $      2,779
                                                         =========      ==========         =========      ==========



See Notes to Consolidated Condensed Financial Statements

MET-COIL SYSTEMS CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
   (In thousands)

                                                                                                    Nine Months Ended
                                                                                                Feb. 29,          Feb. 28,
                                                                                                 2000               1999
         --------------------------------------------------------------------------------------------------------------------
         CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                                           $   1,927         $    2,739
         Adjustments to reconcile net income to net cash flows from operating activities:
             Depreciation                                                                           696                729
             Amortization of intangibles and deferred finance charges                               276                312
             Accretion of discount on debt                                                            0                278
             Undistributed loss of affiliate                                                          0                340
             Deferred income taxes                                                                1,030            (1,027)
         --------------------------------------------------------------------------------------------------------------------
                                                                                                  3,929              3,371
             Changes in assets and liabilities:
                    Trade receivables                                                             (169)              (630)
                    Inventories                                                                   (458)            (1,985)
                    Investments, prepaid expenses and other assets                                (206)                 32
                    Accounts payable, accrued liabilities and other liabilities                      50                699
                    Customer deposits                                                           (1,015)              1,129
         --------------------------------------------------------------------------------------------------------------------
             Net cash flows from operating activities                                             2,132              2,616
         --------------------------------------------------------------------------------------------------------------------

         CASH FLOWS FROM INVESTING ACTIVITIES
             Purchases of property and equipment                                                  (820)            (1,153)
             Purchase of property held for sale                                                       0              (454)
             Notes receivable and other assets                                                    (350)                  0
         --------------------------------------------------------------------------------------------------------------------
             Net cash flows from investing activities                                           (1,170)            (1,607)
         --------------------------------------------------------------------------------------------------------------------

         CASH FLOWS FROM FINANCING ACTIVITIES
             Net borrowings (repayments) under revolving line of credit                           (275)              1,141
             Repayments of long-term debt                                                       (6,976)            (2,226)
             Proceeds from issuance of long-term debt                                             6,217                  0
             Deferred finance charges                                                             (101)                  0
             Dividends on preferred stock                                                         (142)              (108)
             Redemption of preferred stock                                                        (169)                  0
             Issuance of common stock                                                                79                434
         --------------------------------------------------------------------------------------------------------------------
             Net cash flows from financing activities                                           (1,367)              (759)
         --------------------------------------------------------------------------------------------------------------------

         CASH
             Increase (decrease)                                                                  (405)                250
             Beginning balance                                                                      516                 24
         --------------------------------------------------------------------------------------------------------------------

             Ending balance                                                                   $     111         $      274
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

         Recent Accounting Pronouncements:

               In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement must be adopted no later than May 31, 2002, although earlier application is permitted. The Company is currently evaluating the impact of adopting SFAS No. 133.

                          MET-COIL SYSTEMS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED), CONTINUED


NOTE 2.  INVENTORIES
         The composition of the inventories, using the FIFO method, which approximates replacement cost, is as follows:

                                    (in thousands)                            February 29,           May 31,
                                                                                   2000               1999
                                                                           ---------------        --------------
                                    Raw materials and parts              $          6,463      $          6,283
                                    Work in process                                 4,162                 3,926
                                    Finished goods and supplies                       187                   205
                                                                           ---------------        --------------
                                                                                   10,812                10,414
                                    Reduction to LIFO basis                           809                   869
                                                                           ---------------        --------------
                                                                         $         10,003      $          9,545
                                                                           ===============        ==============


 NOTE 3. DEBT

         Revolving Line of Credit:

               At February 29, 2000 the Company had a revolving credit agreement with a bank under which it could borrow up to $5,500,000. Borrowings are limited to a borrowing base formula (calculated based on certain percentages of eligible trade receivables and inventories) and bear interest at the Lender's Corporate Base Rate minus 0.25% (8.5% at February 29, 2000). The revolving loan facility expires in July 2000. Outstanding borrowings under the facility as of February 29, 2000 were $936,000.

         Long-Term Debt:
               At February 29, 2000 the Company had $5,868,000 of term loan facilities with a bank. The term loans mature in July 2004. The notes are due in monthly payments of $43,536 plus interest at 8.85%. The Company has the right to prepay the term loan facilities at any time from operating cash flow.

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

                          MET-COIL SYSTEMS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED), CONTINUED



NOTE 4. SUPPLEMENTAL CASH FLOW DATA
        Supplemental cash flow is as follows:

                                                                                   Nine Months Ended
                                                                            Feb. 29,              Feb. 28,
                                                                              2000                  1999
                                                                          --------------        --------------
                CASH PAYMENT FOR:
                      Interest                                         $            448      $            402
                      Income tax                                       $             81      $            217
                NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
                      Preferred stock accretion included
                      with preferred stock dividends                   $              0      $            244
                      Conversion of redeemable preferred stock
                        into common stock                              $          3,300      $            942


         During the nine months ended February 29, 2000, 253,840 shares of the Company's preferred stock were converted by shareholders to 761,520 shares of common stock. This resulted in a reclassification of $3,300,000 from preferred stock to stockholder's equity.

                          MET-COIL SYSTEMS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED), CONTINUED

NOTE 5. EARNINGS PER SHARE
        Basic and diluted earnings per share are calculated as follows:


                                               Three Months Ended      Nine Months Ended
       (In thousands, except per share data)  Feb. 29,    Feb. 28,    Feb. 29,   Feb. 28,
                                               2000        1999        2000        1999
                                             ---------   ---------   ---------   ---------
Basic earnings per share:
     Net income available to common
         Stockholders - basic                  $  338      $  824      $1,785      $2,384
                                               ======      ======      ======      ======
     Weighted average shares
         Outstanding - basic                    4,379       3,431       3,899       3,376
                                               ======      ======      ======      ======
     Basic earnings per share                  $ 0.08      $ 0.24      $ 0.46      $ 0.71
                                               ======      ======      ======      ======

Diluted earnings per share:
     Net income available to common
         Stockholders - basic                  $  338      $  824      $1,785      $2,384
     Effect of preferred stock dividends
         And accretion                              0          35         142         355
                                               ------      ------      ------      ------
     Net income available to common
         Stockolders - diluted                 $  338      $  859      $1,927      $2,739
                                               ======      ======      ======      ======


Weighted avg. shares outstanding-basic          4,379       3,431       3,899       3,376
     Effect of dilutive securities:
         Stock options granted                    150         152         150         152
         Convertible preferred stock                0         869         473         869
                                               ------      ------      ------      ------
     Weighted average shares
         Outstanding - diluted                  4,529       4,452       4,522       4,397
                                               ======      ======      ======      ======

     Diluted earnings per share                $ 0.07      $ 0.19      $ 0.43      $ 0.62
                                               ======      ======      ======      ======

     Number of antidilutive shares
         excluded from calculation above:
         Options                                    0           2           0           2
                                               ======      ======      ======      ======

         Redeemable preferred stock                 0           0           0           0
                                               ======      ======      ======      ======

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

         FISCAL 2000 - THIRD QUARTER AND NINE MONTH RESULTS OF OPERATIONS

         Revenues for the quarter ended February 29, 2000 were $10.9 million compared to $10.3 million for the prior year period. For the first nine months of fiscal 2000 revenues were $36.7 million, an increase of 14% compared to revenues of $32.3 million for the first nine months of last year.

         Income before taxes for the third quarter was $513,000, compared to $523,000 for the third quarter last year. Net income for the three months ended February 29, 2000 was $338,000 (after normal income tax expense this quarter of $175,000) or $.07 diluted earnings per share, compared to net income of $859,000 (after including income tax credit for the same period last year of $336,000) or $.19 diluted earnings per share for third quarter of last year.

         Income before taxes for the nine months ended February 29, 2000 was $3.0 million, up from $1.9 million last year. Net income for the nine months ended February 29, 2000 was $1.9 million (after normal income tax expense for the first nine months of $1.1 million) or $.43 diluted earnings per share, compared to net income of $2.7 million (after including income tax credit for the same period last year of $810,000) or $.62 diluted earnings per share one year ago.

         Order backlog remained consistent at $17.7 million as of February 29, 2000 compared to $18.0 million at February 28, 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

Financial Review, Cash Flows and Commitments:
         At February 29, 2000, current assets exceeded current liabilities by $9.0 million and the Company had approximately $4.6 million available to borrow under its revolving credit agreement.

         Cash flow from operations in the first nine months of fiscal 2000 was $2.1 million, compared to $2.6 million in the first nine months of fiscal 1999.

         The Company continues to omit quarterly common stock dividends due to loan covenants, which prohibit the payment of common stock dividends. It is uncertain when, and if, the Company will pay common stock dividends in the future.

         The Company was in compliance with all debt covenants contained in its loan agreements as of February 29, 2000. Management of the Company believes that amounts available from operating cash flows, funds available under its revolving credit agreement and the Company's borrowing capacity will be sufficient to meet its expected cash needs and capital expenditures for the fiscal year.

Year 2000

         The Year 2000 issue is the result of computer programs that were written using two digits (rather than four) to define the application year. Date-sensitive software could fail to process critical financial and operational information correctly.

         Like other business organizations, the Company took appropriate measures in advance of the calendar change on January 1, 2000 to ensure it's applications, software programs and operating systems would accommodate this date value. To date the Company has experienced no know difficulty related to the Year 2000 issue.

         In the event that the Company and material third parties such as suppliers and/or customers experience Year 2000 issues, a likely worst-case scenario could bring about possible system failure or other interruption of operations such as an inability to process transactions or engage in normal business activities for a short time.

         The Company has established contingency plans to address the consequences of possible failure and will conduct an orderly shutdown or scale back of operations if a loss of certain services is experienced. This is essentially the same process currently used for non-Year 2000 system failures that could occur.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         The Company is subject to market risk exposure related to changes in interest rates on its revolving line of credit facility. Interest on borrowings under this agreement accrues at a variable rate at the Lender's Corporate Base Rate minus 0.25% (8.5% at February 29, 2000). Due to the limited borrowings under this agreement, interest rate risk exposure, assuming a ten percent increase from the average variable rate, would be less than $25,000 per year.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION  - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS --  See Index to Exhibits included elsewhere herein.

      (b)   FORM 8-K --  A report on Form 8-K was filed March 14, 2000 which announced the execution of a definitive merger agreement under which Met-Coil will be merged into a wholly-owned subsidiary of Mestek's Formtek, Inc. subsidiary.

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: April 14, 2000                              Met-Coil Systems Corporation
--------------------



                                                  Randall J. Stodola/s/
                                                  ------------------------------
                                                  Randall J. Stodola
                                                  Vice President, Controller and
                                                  Chief Accounting Officer

                          MET-COIL SYSTEMS CORPORATION

                                INDEX TO EXHIBITS


EXHIBIT NO.                                                                                                               PAGE
-----------                                                                                                               ----
3.1            Restated Certificate of Incorporation of the Registrant, as
               amended -- incorporated by reference to Exhibit 3.2 of the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1987.........................................................................................

3.2            Amended and Restated Bylaws of the Registrant --
               incorporated by reference to Exhibit 3.4 of the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended
               November 30, 1987...............................................................................................

10             Material contracts -- incorporated by reference to
               Form 10-K filed August 30, 1999.................................................................................

21             Subsidiaries of the Registrant -- incorporated by reference to
               Form 10-K filed August 30, 1999.................................................................................

27             Financial Data Schedule.......................................................................................17

99             Press Release dated April 13, 2000............................................................................18